Form 10QSB
period 2007-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2008-01-14
CIK 1413488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2007

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

MICROCHANNEL TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-146404

(Commission File Number)

98-0539775

(I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, BC  V6J 1G1

(Address of principal executive offices)

(888) 522-6422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of January 9, 2008, there were 53,864,600 shares of the Issuer’s Common Stock, $0.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-QSB, QUARTER ENDED NOVEMBER 30, 2007

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheet at November 30, 2007

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three Months Ended November 30, 2007 and 2006,

and For the Period from Inception (February 28, 2005) to November 30, 2007

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (February 28, 2005) to November 30, 2007

Interim Unaudited Consolidated Statements of Cash Flows

6

For the Three Months Ended November 30, 2007 and 2006, and For the Period

from Inception (February 28, 2005) to November 30, 2007

Notes to Interim Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Submission of Matters to a Vote of Security Holders

23

Item 5. Other Information

23

Item 6. Exhibits and Reports on Form 8-K

23

Signatures

24

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated interim financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEET
November 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

November 30,
2007

ASSETS

Current Assets
Cash and cash equivalents	$395,493

395,493

Total Assets	$395,493

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued payable	$900
Payable - related party (Note 5)	3,000

Total Liabilities	3,900

Stockholders' Equity
Authorized:
300,000,000 common shares, with par value of $0.0001 per share
Issued: 53,864,600 common shares	5,386
Additional paid-in capital	556,711
Deficit accumulated during the development stage	(170,504)
Total Stockholders' Equity	391,593

Total Liabilities and Stockholders' Equity	$395,493

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 30, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative	Quarter	Quarter
	February 28, 2005	Ended	Ended
	(inception) to	November 30,	November 30,
	November 30, 2007	2007	2006

Revenue	$-	$-	$-

Expenses
Option fee (Note 4)	2,000	-	-
Research and development (Note 4)	155,839	-	26,460
Consulting fee - related party	1,000	-	-
Other operating expenses	15,488	11,192	-

	174,327	11,192	26,460

Loss from operations	(174,327)	(11,192)	(26,460)

Other income
Interest income	3,823	3,730	-

Net loss available to common shareholders	$ (170,504)	$ (7,462)	$ (26,460)

Loss per common share:
Basic and diluted		$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted		53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM FEBRUARY 28, 2005 (INCEPTION) TO NOVEMBER 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficiency)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$ (5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the quarter ended November 30, 2007	-	-	-	(7,462)	(7,462)

Balance, November 30, 2007	53,864,600	$5,386	$556,711	$ (170,504)	$391,593

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 30, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2007
(Expressed in US Dollars)
(Unaudited)

	Cumulative	Quarter	Quarter
	February 28, 2005	Ended	Ended
	(inception) to	November 30,	November 30,
	November 30, 2007	2007	2006

Cash flows from operating activities
Net loss for the period	$(170,504)	$(7,462)	$(26,460)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in non-cash working capital items:
- increase in payable - accrued payable	900	900	-
Net cash flows provided by (used in) operating activities	(169,604)	(6,562)	(26,460)

Cash flows from financing activities
Increase in payable - related party	564,997	3,000	26,460
Proceeds from the issuance of common stock	100	-	-
Net cash flows provided by financing activities	565,097	3,000	26,460

Increase (decrease) in cash and cash equivalents	395,493	(3,562)	-

Cash and cash equivalents - beginning of period	-	399,055	-

Cash and cash equivalents - end of period	$395,493	$395,493	$ -

Supplemental cash flow information:
Interest paid in cash	$-	$ -	$-
Income taxes paid in cash	-	-	-

Supplemental non-cash transaction:
Conversion of debt to equity	$561,997	$-	$-

(The accompanying notes are an integral part of these financial statements)

MicroChannel Technologies Corporation

(a development stage company)

Notes to Financial Statements

November 30, 2007 and 2006

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

MicroChannel Technologies Corporation (“the Company”) was formed as a wholly-owned subsidiary of Octillion Corp. Octillion Corp. has announced its intention to spin off the Company’s issued and outstanding shares to Octillion’s shareholders as soon as practicable.  The registration statement was filed with the US Securities and Exchange Commission (the “SEC”) on December 6, 2007, and was declared effective by the SEC on December 18, 2007.  FINRA/NASDAQ has set an ex-dividend date of December 21, 2007 with respect to the distribution of the shares. The Company was incorporated under name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005. On October 2, 2007, the Company executed a forward split of our issued and outstanding shares of common stock on the basis of 53.8646 for 1, resulting in 53,864,600 common shares issued and outstanding.  The effects of the stock split have been retroactively applied to all periods presented.

The Company is a development stage biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration. The Company has not generated any revenues and has incurred losses of $170,504 since inception. The Company has incurred a loss of $7,462 during the three-month period ended November 30, 2007. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of November 30, 2007, and the results of operations for three months ended November 30, 2007 and 2006 and cash flows for the three months ended November 30, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 Annual Report on Form SB-2.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In. December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

3. Loss Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted loss per share does not differ from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three months ended
	November 30,
	2007	2006

Numerator - net loss available to
common stockholders	$(7,462)	$(26,460)

Denominator - weighted average number
of common shares outstanding	53,864,600	53,864,600

Basic and diluted loss per common share	$(0.00)	$(0.00)

4. Option Interest:  Nerve Regeneration Technologies

On April 29, 2005, an Option Agreement (the “Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company has acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. The Agreement has been amended to change the payment due dates on October 13, 2005. The consideration payable can be summarized as follows:

•

payment of $2,000 (paid) in option fees upon execution of the Agreement;

•

provide $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve Regeneration” with $50,000 (paid) due within 90 days of execution of the Agreement and four equal instalments of $26,460 each due by January 31, 2006 (paid), April 30, 2006 (paid), July 31, 2006 (paid) and October 31, 2006 (paid);

•

contingent upon satisfactory progress and success of above project, provide additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.

As of November 30, 2007, the Company has paid an option fee of $2,000 and $155,839 to support the research project. As the research project has not reached the commercial development stage, the amounts incurred to support the project are expensed.

5. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three months ended November 30, 2007, the Company paid a director and majority shareholder $3,000 (2006: $nil) for services provided to the Company.

Included in accrued payable is an amount of $3,000 (August 31, 2007: $nil) due to the new President for services provided to the Company.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

6. Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ended November 30, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

We were incorporated in the State of Nevada on February 28, 2005. Our corporate headquarters is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, V6J 1G1.  Our telephone number is 604-659-5008. We were organized by Octillion Corp., our sole shareholder, for the purpose of sponsoring research and development activities related to nerve regeneration.

We are a development stage technology company focused on the identification, acquisition, development of technologies and products which we believe have the potential for commercialization. Our strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through cooperative research and development agreements. To date we have had no sales and no revenues; we have minimal assets and have incurred losses since inception.  We are uncertain as to when, if ever, we will generate revenues. Our current research and development activities are focused on the development of the ISURF Nerve Regeneration Technology.

The ISURF Nerve Regeneration Technology

On April 29, 2005, we entered into an Option Agreement with ISURF, pertaining to ISURF Nerve Regeneration Technology which is the subject of the ISURF Patent.  The ISURF Agreement grants us an exclusive worldwide option to obtain a license to make, use, and sell nerve regeneration products developed from the ISURF Nerve Regeneration Technology.

Under terms of the ISURF Agreement, we have the right to negotiate the terms of our license with ISURF upon payment of a flat fee of $2,000 (which has been paid) and the funding of two research projects, currently being conducted at ISU through our Sponsored Project Agreement.

Pursuant to the Sponsored Project Agreement, we are funding in vitro (test tube) and in vivo (animal) studies using commercially available neural (nervous system-related) stem cell lines, which can develop into or “differentiate preferentially” to neurons and astrocytes (cells in the central nervous system).  We are working towards ‘seeding’ these cells with chemicals -- which together, promote nerve cell growth -- inside very small ‘nano-sized’ grooves machined along the inner walls of conduits (tubes).  Our goal, subject to successful research outcomes and appropriate regulatory approvals, is the development of commercially viable, biodegradable conduits which promote nerve growth, and can be surgically implanted in human patients at nerve damaged sites in order to regenerate peripheral and optic nerves.  Our research effort at ISU is in its early stages.

Under terms of the ISURF Agreement, we have agreed to fund two research projects at ISU, the first of which is titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”, in the amount of $205,839.   As of August 31, 2007, we had paid a total of $155,839 to support this research project; these funds were advanced to us by our parent company, Octillion.  We are obligated to pay an additional $50,000, payable bi-monthly installments through September 30, 2008 with the first payment due on January 2008.   Contingent upon satisfactory progress and success of this first research project, which is currently ongoing, we have also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

We have not yet initiated the second research project and there can be no assurance that outcomes from our ongoing prerequisite research will prompt us to do so.  Accordingly, we cannot currently estimate with any accuracy the amount of additional funds or time required to successfully commercialize the technology, because the actual cost and time may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

Plan of Operation

We are a development stage technology company focused on the research and development, and eventual commercial exploitation of the ISURF Nerve Regeneration Technology.

Our business model is premised upon the use of established research infrastructure owned by the various institutions that we deal with, saving significant capital which would otherwise be required for such things as land and building acquisition, equipment and furniture purchases, and other incidental start up costs. Our current research and development activities are focused on the development of the ISURF Nerve Regeneration Technology.

We have not generated any revenues and have incurred losses of $170,504 since inception. We have incurred losses of $7,462 and $26,460 respectively, during the three months ended November 30, 2007 and 2006.  Cash on hand at November 30, 2007, totaled $395,493.

We had a working capital surplus of $391,593 at November 30, 2007, and shareholders’ equity of $391,593 at November 30, 2007.  We do not anticipate any revenues from operations for the foreseeable future.  Accordingly, we will need to obtain financing from other sources to meet our obligations. These sources may include, but not limited to, private individuals, brokerage firms, banks, and hedge funds. We currently have not identified any specific source and do not have any arrangement with any person regarding any such financing.

Since inception we have financed our operations primarily with funds from our parent company, Octillion, in the aggregate amount of $561,997. The recovery of this amount was waived by Octillion as part of the spin-off process.  The amount recorded as additional paid in capital on our balance sheet.  We have no agreements or understandings with Octillion regarding any further advances once it completes the spin out of the MicroChannel Shares to its shareholders.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•

the progress of our research, and development programs;

•

changes in existing collaborative relationships;

•

our ability to establish additional collaborative relationships;

•

the magnitude of our research and development programs;

•

the scope and results of preclinical studies and clinical trials to the extent required;

•

competitive and technological advances;

•

the time and costs involved in obtaining regulatory approvals;

•

the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•

our dependence on others for development and commercialization of our product candidates, in particular, our neuraminidase inhibitor; and

•

successful commercialization of our products consistent with our licensing strategy.

Additional funding, whether through the sale of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing shareholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. We plan to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

We hope to keep operating costs to a minimum until we achieve positive cash flow through financings or operating activities. If we are unable to generate profits or unable to obtain sufficient additional funds for our working capital needs, we may need to delay, scale-back or eliminate certain of our research and development programs or cease operations. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Liquidity and Capital Resources

As of November 30, 2007, the Company had a cash balance of $395,493. The Company has financed its operations primarily through cash on hand during the three months ended November 30, 2007.

Net cash flows used in operating activities were $6,562, for the three month period ending November 30, 2007, compared to net cash flows used of $26,460 for the same period in 2006.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three months ended November 30, 2007, the Company paid a director and majority shareholder $3,000 (2006: $nil) for services provided to the Company.

Included in accrued payable is an amount of $3,000 (August 31, 2007: $nil) due to the new President for services provided to the Company.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

Off-Balance Sheet Items

The Company currently has no off-balance sheet items.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements included in this prospectus, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Risk Factors

Our operations are subject to numerous risks. Our most significant risks and uncertainties are described below; if any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading, if any, and the market price of our common stock could decline.

We have experienced significant losses and expect losses to continue for the foreseeable future.

We are a development stage company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future.  We had a working capital surplus of $391,593 at November 30, 2007, and shareholders’ equity of $391,593 at November 30, 2007.  To date, we paid $155,839 to support the research project, and are obligated to pay an additional $50,000 through September 2008 pursuant to the Sponsored Project Agreement. We anticipate incurring losses through August 31, 2009.

We cannot currently estimate with any accuracy the amount of either the additional funds (beyond our current contractual requirements) or time required to successfully commercialize the ISURF Nerve Regeneration Technology, because the actual cost and time may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of August 31, 2007.  Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations.  Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing.  The fact that our auditors have issued a “going concern uncertainity” opinion may hinder our ability to obtain such financing.  Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We currently do not have, and may never develop, any commercialized products.

We currently do not have any commercialized products or any source of revenue. We have invested substantially all of our time and resources since inception (February 28, 2005) in the research and development of the ISURF Nerve Regeneration Technology, which we have an option to obtain a license. Even if we were to acquire a license for the ISURF Nerve Regeneration Technology we will require additional research, development, clinical evaluation, significant marketing efforts, and in some cases regulatory approval before any of the technologies will generate any revenues.  This will necessitate additional investment of time and capital by us.

We cannot currently estimate with any accuracy the amount of either the additional funds or time required to successfully commercialize either technology, because the actual cost and time may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

We may require additional financing to sustain our operations and our obligations under the ISURF Agreement.

At present, we have sufficient financial resources to fund our anticipated research and development activities and to maintain our operations through December 31, 2008. We are currently obligated to pay $50,000 to support the amended Sponsored Research Agreement through September 30, 2008. In the future, however, we will require substantial funds to conduct additional research and development activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of the ISURF Nerve Regeneration Technology. We do not have committed external sources of funding for our projects and we may not be able to obtain the additional funds we will require on acceptable terms, if at all.

In addition, our cash requirements may vary materially from those now planned. We cannot currently estimate with any accuracy the amount of additional capital we may require because the amount needed may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license the technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, if any, that must be addressed, manufacturing, marketing and, finally, other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

If adequate funds are not available or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  We may be required to:  delay, reduce the scope of, or terminate one or more or all of our research programs; to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to the ISURF Nerve Regeneration Technology or other technologies or products based upon such technology that we would otherwise seek to develop or commercialize ourselves; or to license the rights to such technologies or products on terms that are less favorable to us than might otherwise be available. If we raise additional funds by issuing equity or debt securities, further dilution to shareholders may result and new investors could have rights superior to existing shareholders.

The success of our research and development activities is uncertain. If the research efforts are not successful, we will be unable to generate revenues from our operations and we will have to cease doing business.

We are at an early stage of development.  The ISURF Nerve Regeneration Technology requires significant further research, development, testing, as well as additional capital investment before we can determine whether we will elect to acquire a license to the technology; accordingly, we cannot now project whether the ultimate results of these projects will prove successful or form the basis for a commercially viable technology or product.

During the term of our ISURF Agreement, we will determine whether to acquire an exclusive license from ISURF to the technology underlying the agreement, based on several factors which include but may not be limited to: (a) positive research outcomes from our ongoing research efforts at ISU which demonstrate that we are able to successfully regenerate damaged nerves by way of a biodegradable conduit seeded with commercially available neural stem cells; (b) a reasonable expectation that the design and anticipated composition of any such conduit product will allow for its commercial production at competitive market prices; (c) favorable market demand for nerve regeneration technologies based on products for use in surgical intervention; (d) management’s belief that the regulatory climate at the time of pursuing its license is generally favorable; and (e) management’s confidence that our general financial condition at the time will enable the company to fund the substantial research and development necessary in order to develop a commercially viable product from the licensed technology underlying the ISURF agreement.

In order to exercise our option to negotiate an exclusive license to market the ISURF Nerve Regeneration Technology, we must provide to ISURF a written notice (within two months of the completion of the sponsored research) of our intent to license the technology and a development plan similar in scope to that set forth in the ISURF Agreement and reasonably acceptable to ISURF.  There is no assurance that any such development plan submitted by us will be acceptable to ISURF, in which case we will be unable to exercise our option.

Upon receipt of notice and a development plan both we and ISURF have agreed to enter into good faith negotiations regarding the terms of a license agreement.  There is no assurance that such negotiations will result in terms acceptable to both parties, in which case we will be unable to obtain a worldwide license to make, use, sublicense, market and/or sell nerve regeneration products developed from the ISURF Nerve Regeneration Technology.  Furthermore, any agreement to license the ISURF Nerve Regeneration Technology must be entered into no later than three months after the date on which we exercise our option.  Our failure to provide timely notice and an acceptable development plan shall be deemed a waiver of our option, according the terms of the ISURF Agreement.

If we elect to exercise our option to negotiate an exclusive license to market the ISURF Nerve Regeneration Technology, the final terms and conditions of any such license cannot now be determined since both parties have agreed to enter into good faith negotiations regarding the terms of such a license at the time we decide to exercise our option.

We anticipate we will remain engaged in research and development for a considerable period of time, at least through the initial funding period under our Sponsored Project Agreement with ISU; if results warrant we may continue the research and development efforts towards the goal of commercializing the ISURF Nerve Regeneration Technology.

If the results of the continuing research projects do not warrant the exercise of our option to negotiate an exclusive license to market the ISURF Nerve Regeneration Technology, we may need to abandon our business model, in which case our shares may have no value and you may lose your investment.

Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. As we have indicated, we cannot currently estimate with any accuracy the amount of these additional funds we will ultimately require to commercialize one or both of our sponsored technology. We may be unable to generate adequate revenue from operations or be able to financially support the level of research required to develop a commercially viable technology or product.

The development of the ISURF Nerve Regeneration Technology is subject to the risks of failure inherent in the development of any novel technology.

Ultimately, the development and commercialization of the ISURF Nerve Regeneration Technology is subject to a number of risks that are particular to the development and commercialization of any novel technology.  These risks include the following:

•

we may not be able to acquire or maintain license rights to the ISURF Nerve Regeneration Technology and/or products developed from the ISURF Nerve Regeneration Technology;

•

the ISURF Nerve Regeneration Technology (or any products derived from the technology) may prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory approvals;

•

the ISURF Nerve Regeneration Technology (or any products derived from the technology) even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

•

our marketing license or proprietary rights to products derived from the ISURF Nerve Regeneration Technology may not be sufficient to protect our products from competitors;

•

the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing the products utilizing the ISURF Nerve Regeneration Technology; or,

•

third parties may market superior, more effective, or less expensive technologies or products having comparable results to the ISURF Nerve Regeneration Technology (or any products derived from the technology).

We may not receive an exclusive license for the ISURF Nerve Regeneration Technology or obtain such licenses on terms and conditions acceptable to us.

Our success is dependent in part on our obtaining, if warranted, an exclusive license from ISURF to market the ISURF Nerve Regeneration Technology.  Under terms of the ISURF Agreement, MicroChannel is able to negotiate the terms of its license with ISURF upon payment of a flat fee of $2,000 (which has been paid) and the funding of two research projects, currently being conducted at ISU through a Sponsored Project Agreement entered into by us and ISU on May 1, 2005, and subsequently amended on October 13, 2006, February 8, 2007, and November 12, 2007.

Under terms of the ISURF Agreement, we have agreed to fund two research projects at ISU, the first of which is titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”, in the amount of $205,839.   As of August 31, 2007, we had paid a total of $155,839 to support this research project. These funds were advanced to us by our parent company, Octillion.  Contingent upon satisfactory progress and success of this first research project, which is currently ongoing, we have also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.  We have not yet initiated this research project and there can be no assurance that outcomes from our ongoing prerequisite research will prompt us to do so.

Our option to license products developed from the ISURF Nerve Regeneration Technology is valid until two months after completion of the sponsored research projects at ISU.  In order to exercise our option, we must provide to ISURF a written notice of our intent to license the technology and an acceptable development plan.  Upon ISURF’s receipt of notice and a development plan acceptable to ISURF, both parties have agreed to enter into good faith negotiations regarding the terms of a license agreement, the said agreement to be entered into no later than three months after the date we exercise our option.  Our failure to provide timely notice and an acceptable development plan shall be deemed a waiver of our option, according the terms of the ISURF Agreement.

If we are unable to design a development plan acceptable to ISURF, or we are unable to reach agreement with ISURF regarding the terms and conditions of licensing the products developed from the ISURF Nerve Regeneration Technology, we will not be refunded any payments made by us to ISU in order to fund the two research projects referenced in the ISURF Agreement.

Our receipt of a license from ISURF to products developed from the ISURF Nerve Regeneration Technology is contingent on successful early stage research, which we are funding, and, the submission of a development plan, as required under the ISURF Agreement.

The development plan pertaining to the ISURF Nerve Regeneration Technology will require us to provide details such as timelines of major milestones for governmental approvals, marketing approach, competitive overview, and anticipated product launch date.  We may not be successful in presenting an acceptable development plan to, or in negotiating a license with, ISURF.  Among the items to be negotiated will be, but not limited to, licensing fees, reimbursement of patents costs, royalty rates, sub-licensing fees, and performance milestones upon reaching Phase I, II and III clinical trials and a milestone for obtaining the approval of the United States Food and Drug Administration (the “FDA”), which may require substantial cash payments from us.

We may not be able to make required cash payments, if any, when due or achieve the necessary milestones and other requirements which may be set out in any license we receive from ISURF. If we do not, we will risk the loss of our license and our right to develop and market products, if any, derived from the ISURF Nerve Regeneration Technology. Termination of our license, if obtained by us, could result in us being unable to continue development of the ISURF Nerve Regeneration Technology or products derived from the ISURF Nerve Regeneration Technology and production and marketing of approved products, if any, derived from the ISURF Nerve Regeneration Technology. Consequently, termination of this license would have a material adverse effect on the business, financial condition and results of our operations.

We may need additional licenses in the future in order to maintain our rights to market products developed from the ISURF Nerve Regeneration.

We may not retain all rights to developments, inventions, patents and other proprietary information resulting from any collaborative arrangements, whether in effect as of the date hereof or which may be entered into at some future time with third parties. As a result, we may be required to license such developments, inventions, patents or other proprietary information from such third parties, possibly at significant cost to us. Our failure to obtain any such licenses could have a material adverse effect on the business, financial condition and results of our operations. In particular, the failure to obtain a license could prevent us from using or commercializing our technology.

We have yet to obtain a license and our intellectual property rights may not provide meaningful commercial protection for our interests in the ISURF Nerve Regeneration Technology.

Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies, which includes the ability to license patented technology or obtain, protect and enforce new patents on our technology and to protect our trade secrets. Since we have not yet obtained a license to the ISURF Nerve Regeneration Technology, it is not clear what rights, if any, we may have under the ISURF Patent.

If we are unable to secure rights to the ISURF Patent, we may be unable to pursue our development of a commercial nerve regeneration conduit. The ISURF Patent encompasses numerous critical technical factors which may be key to our development of a commercially viable, biodegradable conduit which promotes nerve growth, and can be surgically implanted in human patients at nerve damaged sites in order to regenerate peripheral and optic nerves.  Among other technologies, the ISURF Patent specifically relates to several important methods which are fundamental to the development of our product, including but not limited to: (a) the use of neural stem cell lines inside a conduit for the purposes of nerve regeneration; (b) the concept of seeding these cells with chemicals -- which together, promote nerve cell growth -- inside very small ‘nano-sized’ grooves machined along the inner walls of a conduit; (c) the use of nerve growth factors (substances that promote the growth of cells) inside a conduit for the purposes of nerve regeneration; and (d) the use of specific cells, chemicals, acids, and materials which may be key to promoting the growth of nerves in an orderly and structured manner.

If we cannot directly pursue others from infringing on the ISURF Patent we will need to rely on ISURF to do so.  ISURF may not devote the resources that may be required in any such effort to preclude others from infringing on their respective patents or other proprietary rights which may be related to the ISURF Nerve Regeneration Technology. Even if we do obtain a license to the ISURF Nerve Regeneration Technology, we cannot rely on the ISURF Patent to provide us with any significant competitive advantage. Others may challenge the ISURF Patent and, as a result, the ISURF Patent could be narrowed, invalidated or rendered unenforceable. Competitors may develop competitive products that may be outside the scope of protection, if any, afforded by the ISURF Patent.

In addition, any future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, it may take years to obtain the approval (or rejection) of patent applications. The validity or enforceability of a patent after its issuance by the Patent and Trademark Office can be challenged in litigation.  The patents protecting our products may be infringed or successfully avoided through design innovation.  The cost of patent litigation may be substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment or permission of the patent owner.

If we lose the services of the scientific personnel not employed by us, the development of our technologies will be substantially delayed or precluded, resulting in a total loss of our investment in technology.

We do not have any employees. Our President, Dr. Nedd does not personally conduct any research activities. We are dependent upon certain key collaborating scientific personnel, who are not employed by us, with respect to the continuing research and development of the ISURF Nerve Regeneration Technology. Currently, two employees of ISU have been assigned to work on the continuing development of the ISURF Nerve Regeneration Technology. These two individuals are primarily responsible for conducting the actual research activities regarding the ISURF Nerve Regeneration Technology. They are the individuals with the expertise and knowledge required to conduct our sponsored research program.

We have no control over whether our principal investigators or other scientific personnel assigned to our project in the future will choose to remain involved with our projects. These individuals are not bound by contract to us nor employed by us. They might move on to other research or to other universities or research institution.  Because there is no assurance that qualified replacements can be found, the loss of their services may substantially delay if not preclude the continued development of our technologies, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

Compliance with environmental regulations, or dealing with harmful biological materials or hazardous materials involved in our research and development, may require us to divert our limited capital resources.

Our research and development programs do not generally involve the handling of harmful biological materials or hazardous materials, but they may occasionally do so. ISU and we are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. We do not have any insurance coverage with respect to damages or liabilities we may incur as a result of these activities. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

We lack sales and marketing experience and will likely rely on third party marketers.

If we eventually obtain a license to commercialize the ISURF Nerve Regeneration Technology (or any products derived from the technology) we expect to market and sell or otherwise commercialize the ISURF Nerve Regeneration Technology (or any products derived from the technology) through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We cannot currently estimate when, if ever, we will be able to initiate marketing and sales efforts. Moreover, we have no experience in sales, marketing or distribution of medical or photovoltaic products and our current management and staff is not trained in these areas. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements for the marketing or sale of the ISURF Nerve Regeneration Technology (or any products derived from the technology) any revenues received by us will be dependent on the efforts of third parties. If any such parties were to breach or terminate its agreement with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of the ISURF Nerve Regeneration Technology (or any products derived from the technology) would be delayed or terminated. We do not have any arrangements with any third parties regarding the commercialization ISURF Nerve Regeneration Technology (or any products derived from the technology) and there is no assurance that we will be able to enter into such agreements on terms acceptable to us.

 Our competition includes both public and private organizations and collaborations among academic institutions and large pharmaceutical companies, most of which have significantly greater experience and financial resources than we do.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. Our competitors may succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive.

The biotechnology and pharmaceutical industries are characterized by intense competition. We compete against numerous companies, both domestic and foreign, many of which have substantially greater experience and financial and other resources than we have. Most of the competition that we encounter will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop. Several such enterprises have initiated research programs and/or efforts to develop nerve regeneration programs and may target the same diseases targeted by us. Companies such as Synovis Life Technologies, Inc., Integra LifeSciences Holdings Corporation, SaluMedica, LLC, and AxoGen,Inc.  as well as others, many of which have substantially greater resources and experience in our fields than we do, are well situated to effectively compete with us. In fact, any of the world's largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than ours.

These companies enjoy numerous competitive advantages, including:

•

significantly greater name recognition;

•

established relations with healthcare professionals, customers and third-party payors;

•

established distribution networks;

•

additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•

greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory, including of the United States Food and Drug Administration (the “FDA”), approval for products, and marketing approved products; and

•

greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products. For a more thorough description of the companies we believe to be our primary competitors and the products or technologies that they are developing please refer to that portion of this prospectus titled “Description of our Business and Properties-Competition.”

We are subject to substantial government regulation with respect to the development of the ISURF Nerve Regeneration Technology, compliance with which will require capital expenditures beyond our current financial means.

The production and marketing of products which may be developed from the ISURF Nerve Regeneration Technology and our ongoing research and development activities are subject to extensive regulation and review by numerous governmental authorities. The ISURF Nerve Regeneration Technology, and any products derived from the technology, must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed if they were to receive approval (which they may not in fact receive). This process makes it longer, harder and more costly to bring products which may be developed from our technologies to market.

The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which the FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA, or other government entity, approval of the ISURF Nerve Regeneration Technology (or products derived from the technology) may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States.

In the United States, more stringent FDA oversight in product clearance and enforcement activities could result in our experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market the ISURF Nerve Regeneration Technology (or products derived from the technology) for broader or different applications or to market updated products that represent extensions of the ISURF Nerve Regeneration Technology. In addition, assuming we obtain a license to the ISURF Nerve Regeneration Technology, we may not receive FDA approval to export products, based on the ISURF Nerve Regeneration Technology, in the future, and countries to which the products are to be exported may not approve them for import.

Any manufacturing facilities which we would utilize for the production of products based on the ISURF Nerve Regeneration Technology would also be subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with the ISURF Nerve Regeneration Technology, products derived from the technology, or manufacturing facilities used to manufacture the ISURF Nerve Regeneration Technology (or any products derived from the technology) may result in restrictions on the products or the facility, including withdrawal of the product from the market or other enforcement actions.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to the ISURF Nerve Regeneration Technology (or products derived from the technology). It is possible that the FDA will issue additional regulations further restricting the sale of the ISURF Nerve Regeneration Technology (or products derived from the technology). Any change in legislation or regulations that govern the review and approval process relating to the ISURF Nerve Regeneration Technology or to any related technologies that we subsequently develop, could make it more difficult and costly to obtain approval for new products based on the ISURF Nerve Regeneration Technology, such additional technologies, or to produce, market, and distribute products derived from such technologies, if approved.

If we ultimately do not obtain the necessary regulatory approvals for the commercialization of the ISURF Nerve Regeneration Technology we will not achieve profitable operations and your investment may be lost.

We have not submitted any product candidates derived from the ISURF Nerve Regeneration Technology for approval by the FDA or any other United States or foreign regulatory agency. Our ability to achieve profitability is dependent on ultimately obtaining regulatory approvals for the ISURF Nerve Regeneration Technology.  There is no assurance that we will be able to obtain such approval. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of the ISURF Nerve Regeneration Technology (or product candidates derived from such technology). The failure to obtain any such necessary regulatory approvals on a timely basis could delay or prevent us from achieving profitability.    There is no assurance that we will be able to obtain such approval. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of the ISURF Nerve Regeneration Technology, including the following:

•

the FDA or similar foreign regulatory authorities may find that the ISURF Nerve Regeneration Technology (or product candidates derived from the technology) is not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory;

•

the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

•

our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

•

the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

•

there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•

we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

•

we may experience difficulties in managing multiple clinical sites;

•

enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays;

•

we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; or

•

the ISURF Nerve Regeneration Technology (or product candidates derived from the technology)  may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by health care providers for a particular indication.

The failure to obtain any such necessary regulatory approvals on a timely basis could delay or prevent us from achieving profitability.  This would result in the loss of your investment.  Moreover, even if the ISURF Nerve Regeneration Technology, or any products based on such technologies, are commercialized, we may still not achieve profitable operations, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

The research to be conducted regarding the ISURF Nerve Regeneration Technology is based on the use of human stem cells obtained from fetal tissue, the use of which may be limited or prohibited under federal and/or state laws.

The restrictions relating to the use of human stem cells obtained from fetal tissue change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products-that is, sources that follow all state and federal guidelines for cell procurement. Further, we may not be able to obtain such cells in the quantity or quality sufficient to satisfy the commercial requirements for the ISURF Nerve Regeneration Technology. As a result, we may be unable to develop the ISURF Nerve Regeneration Technology or produce our products based on the ISURF Nerve Regeneration Technology in a profitable manner.

Although we do not use embryonic stem cells, government regulation and threatened regulation of embryonic tissue may lead top researchers to leave the field of stem cell research, or the country, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce the best graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk, discussed below, that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals. In addition, constraints on the use of embryonic stem cells could be extended to use of fetal stem cells. Moreover, it is possible that concerns regarding research using embryonic stem cells will impact our ability to attract collaborators and investors; this, in turn, could adversely affect our stock price.

Our research and development program with respect to the ISURF Nerve Regeneration Technology may be adversely affected by the risks associated with the use of human test subjects.

Assuming that we are able to further develop and enhance the ISURF Nerve Regeneration Technology to a point where human clinical trials are required, such trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative treatments, the proximity of eligible patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on us. We, our future collaborators, if any, or the FDA or other regulatory agencies may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. In addition, clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can suffer adverse medical effects or die for reasons that may not relate to the product being tested, but which can nevertheless affect adversely any results generated from clinical trials.

We may be required to comply with rules regarding animal testing with respect to the ISURF Nerve Regeneration Technology which may limit the success of our research and development program.

The research and development efforts regarding the ISURF Nerve Regeneration Technology, which are sponsored by us, involve laboratory animals. We may be adversely affected by changes in laws, regulations or accepted procedures applicable to animal testing or by social pressures that would restrict the use of animals in testing or by actions against us or our collaborators by groups or individuals opposed to such testing.

Risks Particular to Our Common Stock

Mr. Harmel Rayat, one of our directors, Chief Financial Officer and principal shareholder, will own approximately 68% of our issued and outstanding stock. This ownership interest may preclude you from influencing significant corporate decisions.

 Upon completion of the distribution by Octillion, Mr. Harmel S. Rayat, our Chief Financial Officer and director, will in the aggregate, beneficially own approximately 68% of our outstanding common stock. As a result, he will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat’s interests may at times be different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, Mr. Rayat could use his voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to shareholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

There is no trading market for our common stock and if a market for our common stock does not develop, you may be unable to resell any of the shares received by you from Octillion.

There is currently no trading market for our common stock and such a market may not develop or be sustained. We currently intend to have our common stock quoted on the OTC Bulletin Board upon the effectiveness of registration statement. In order to do this, a registered broker/dealer must file a Form 15c-211 to allow the broker/dealer to make a market in our shares of common stock. At the date hereof, we have not discussed such a filing with any such broker/dealer and are not aware that any broker/dealer has any such intention. Therefore we cannot provide our investors with any assurance that our common stock will be quoted for trading on the OTC Bulletin Board or a listing service or stock exchange, or if so quoted or listed, that a public trading market will develop. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then you may be limited in your ability to resell the shares of our common stock that they have purchased and may lose all of your investment. You may be required to retain ownership of your shares indefinitely.

If a trading market for our common stock were to be established, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock as well as your ability to resell the shares that you may have acquired.

We may compete for the time and efforts of our officers and directors.

Certain of our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts; none of our officers and directors anticipate devoting more than approximately twenty-five (25%) percent of their time to our matters.   We currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us.

Our business may suffer if we do not attract and retain qualified officers and personnel as business expands.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our business. We have a small management team consisting of Kaiyo Nedd our President and director and Harmel S. Rayat our director, Secretary, Treasurer, Chief Financial Officer, and Principal Accounting Officer. Except for Dr. Nedd, we currently do not pay any of our officers and directors any compensation other than expense reimbursement. The loss of either of these individuals or our inability to attract suitably qualified replacements, given our limited capital resources, should either of these individuals resign could materially adversely impact our business. There are no employment contracts or agreements between us and any of our directors and officers. Since we do not have any employee stock option or other benefit plans, and have limited working capital, we may not be able to attract and/or retain qualified officers, personnel or consultants as our business operations may require because we may not be able to adequately compensate such individuals; and, as a result our business may suffer.  We do not have plans to hire any employees at least through August 31, 2009.

Our proposed businesses raise potential conflicts of interests between certain of our officers and directors and us.

Certain of our directors are or may become directors and employees of other technology companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies. In addition, directors may present potential prospects to such other companies rather than presenting the opportunities to us or be affiliated with companies developing technologies which may compete with our technologies. We have not established any mechanisms regarding the resolution of any such conflict if it were to arise; accordingly, there is no assurance that any such conflict will be resolved in a manner that would not be adverse to our interest.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

Our common stock is a "penny stock," and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock you acquired in this offering.

Our common stock will be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

Since we do not intend to pay dividends for the foreseeable future you must rely solely on sales of your common stock after price appreciation, which may never occur, as the only way to realize on your investment.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

Because a majority of our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

We are a company  incorporated  under the laws of Nevada, but because we are a company  headquartered  in  Canada  our  investors  may  have  difficulty enforcing civil liabilities  under the U.S. federal  securities laws against our officers and  directors,  especially  because some of our directors and officers reside in Canada.  Because some of our assets are located  outside the U.S.,  it may be  difficult  for an  investor  to sue,  for any  reason,  us or any of our directors  or officers  through U.S. jurisdictions.  If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult to enforce such judgment in Canada. We are uncertain as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

ITEM 3.   Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons associated with us to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There have been no changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 9th day of January, 2008.

Octillion Corp.

/s/ Kaiyo Nedd

Kaiyo Nedd

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Kaiyo Nedd

President, Chief Executive Officer

January 9, 2008

Kaiyo Nedd

Director

/s/ Harmel S. Rayat

Secretary, Treasurer, Chief Financial Officer

January 9, 2008

Harmel S. Rayat

Director