Form 10QSB
period 2008-02-29
MICROCHANNEL TECHNOLOGIES CORP
filed 2008-04-14
CIK 1413488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2008

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of April 7, 2008, there were 53,864,600 shares of the Issuer’s Common Stock, $0.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-QSB, QUARTER ENDED FEBRUARY 29, 2008

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Balance Sheet at February 29, 2008 and August 31, 2007

3

Interim Unaudited Statements of Operations

4

For the Three and Six Months Ended February 29, 2008 and 2007,

and For the Period from Inception (February 28, 2005) to February 29, 2008

Interim Unaudited Statement of Stockholders’ Equity (Deficiency)

5

from Inception (February 28, 2005) to February 29, 2008

Interim Unaudited Statements of Cash Flows

6

For the Six Months Ended February 29, 2008 and 2007, and For the Period

from Inception (February 28, 2005) to February 29, 2008

Notes to Interim Unaudited Financial Statements

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

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
FEBRUARY 29, 2008 AND AUGUST 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

	February 29,	August 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$374,520	$399,055

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued payable	$11,000	$-

Total Current Liabilities	11,000	-

Stockholders' Equity
Authorized:
300,000,000 common shares, with par value of $0.0001 per share
Issued and outstanding: 53,864,600 common shares	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(198,577)	(163,042)
Total Stockholders' Equity	363,520	399,055

Total Liabilities and Stockholders' Equity	$374,520	$399,055

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007,
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 29, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	February 28, 2005	Three months ended		Six months ended
	(inception) to	February 29,	February 28,	February 29,	February 28,
	February 29, 2008	2008	2007	2008	2007

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Option fee (Note 4)	2,000	-	-	-	-
Research and development (Note 4)	165,839	10,000	-	10,000	26,460
Consulting fee - related party	7,700	3,700	-	6,700	-
Other operating expenses	29,537	17,049	-	25,241	-

	205,076	30,749	-	41,941	26,460

Loss from operations	(205,076)	(30,749)	-	(41,941)	(26,460)

Other income
Interest income	6,499	2,676	-	6,406	-

Net loss attributable to common stockholders	$(198,577)	$(28,073)	$-	$(35,535)	$(26,460)

Loss per common share:
Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted		53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM FEBRUARY 28, 2005 (INCEPTION) TO FEBRUARY 29, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficiency)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$ (5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the six months ended February 29, 2008	-	-	-	(35,535)	(35,535)

Balance, February 29, 2008	53,864,600	$5,386	$556,711	$ (198,577)	$363,520

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 29, 2008
(Expressed in US Dollars)
(Unaudited)

	Cumulative
	February 28, 2005	Six months ended	Six months ended
	(inception) to	February 29,	February 28,
	February 29, 2008	2008	2007

Cash flows from operating activities
Net loss for the period	$(198,577)	$(35,535)	$(26,460)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in non-cash working capital items:
- increase in payable - accrued payable	11,000	11,000	-
Net cash used in operating activities	(187,577)	(24,535)	(26,460)

Cash flows from financing activities
Increase in payable - related party	561,997	-	26,460
Proceeds from the issuance of common stock	100	-	-
Net cash provided by financing activities	562,097	-	26,460

Increase (Decrease) in cash and cash equivalents	374,520	(24,535)	-

Cash and cash equivalents - beginning of period	-	399,055	-

Cash and cash equivalents - end of period	$374,520	$374,520	$ -

Supplemental cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Supplemental non-cash transaction:
Conversion of debt to equity	$561,997	$-	$-

(The accompanying notes are an integral part of these financial statements)

MicroChannel Technologies Corporation

(a development stage company)

Notes to Financial Statements

February 29, 2008 and February 28, 2007

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

MicroChannel Technologies Corporation (“the Company”) was formed as a wholly-owned subsidiary of Octillion Corp.; Octillion Corp. had announced its intention to spin off the Company’s issued and outstanding shares to Octillion’s shareholders as soon as practicable following the date on which a registration statement, which was declared effective by the United States Securities and Exchange Commission (“SEC”) on December 18, 2007. The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005. On October 2, 2007, the Company executed a forward split of its issued and outstanding shares of common stock on the basis of 53.8646 for 1, resulting in 53,864,600 common shares to be issued and outstanding.  The effects of the stock split have been retroactively applied to all periods presented.

The Company is a development stage biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration. The Company has not generated any revenues and has incurred losses of $198,577 since inception. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of February 29, 2008 and August 31, 2007, and the results of operations for the three and six months ended February 29, 2008 and February 28, 2007 and cash flows for the six months ended February 29, 2008 and February 28, 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 Annual Report on Form SB-2.

3.  Significant Accounting Policies

(a)  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

(b)  Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

(c)  Loss per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Numerator - net loss available to
common stockholders	$ (28,073)	$-	$ (35,535)	$ (26,460)

Denominator - weighted average number
of common shares outstanding	53,864,600	53,864,600	53,864,600	53,864,600

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

4. Option Interest

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

An amendment to the Agreement was made on November 12, 2007 to extend the Agreement to September 30, 2008. An additional $50,000 was scheduled for payment with five equal instalments of $10,000 each due every two months upon the execution of the amendment.

As of February 29, 2008, the Company has paid an option fee of $2,000 and an additional $165,839 was expensed to support the research project. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

5. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the six months and three months ended February 29, 2008, the Company paid the new President $6,000 and $3,000 (2007: $nil) respectively for services provided to the Company.

During the six months and three months ended February 29, 2008, the Company paid a director $700 and $700 (2007: $nil) respectively for services provided to the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ended February 29, 2008, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

We were incorporated in the State of Nevada on February 28, 2005. Our corporate headquarters is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, V6J 1G1.  Our telephone number is 604-659-5008. We were organized by Octillion Corp., at the time our sole shareholder, for the purpose of sponsoring research and development activities related to nerve regeneration.

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

We have not generated any revenues and have incurred losses of $198,577 since inception. We have incurred losses of $35,535 and $26,460 respectively, during the six months ended February 29, 2008 and 2007.  Cash on hand at February 29, 2008, totaled $374,520.

We had a working capital surplus of $363,520 at February 29, 2008, and shareholders’ equity of $363,520 at February 29, 2008.  We do not anticipate any revenues from operations for the foreseeable future.  Accordingly, we will need to obtain financing from other sources to meet our obligations. These sources may include, but not limited to, private individuals, brokerage firms, banks, and hedge funds. We currently have not identified any specific source and do not have any arrangement with any person regarding any such financing.

Since inception we have financed our operations primarily with funds from our parent company, Octillion, in the aggregate amount of $561,997. The recovery of this amount was waived by Octillion as part of the spin-off process.  The amount recorded as additional paid in capital on our balance sheet.  We had no agreements or understandings with Octillion regarding any further advances once it completed the spin out of the MicroChannel Shares to its shareholders.

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

Liquidity and Capital Resources

As of February 29, 2008, the Company had a cash balance of $374,520. The Company has financed its operations primarily through cash on hand during the six months ended February 29, 2008.

Net cash flows used in operating activities were $24,535, for the six month period ending February 29, 2008, compared to net cash flows used of $26,460 for the same period in 2007.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the six months and three months ended February 29, 2008, the Company paid the new President $6,000 and $3,000 (2007: $nil) respectively for services provided to the Company.

During the six months and three months ended February 29, 2008, the Company paid a director $700 and $700 (2007: $nil) respectively for services provided to the Company.

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

We are a development stage company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future.  We had a working capital surplus of $363,420 at February 28, 2008, and shareholders’ equity of $363,520 at February 28, 2008.  To date, we paid $155,839 to support the research project, and are obligated to pay an additional $50,000 through September 2008 pursuant to the Sponsored Project Agreement. We anticipate incurring losses through August 31, 2009.

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

Risks Particular to Our Common Stock

Mr. Harmel Rayat, one of our directors, Chief Financial Officer and principal shareholder, owns approximately 68% of our issued and outstanding stock. This ownership interest may preclude you from influencing significant corporate decisions.

As of April 7, 2008, Mr. Harmel S. Rayat, our Chief Financial Officer and director, beneficially owns approximately 68% of our outstanding common stock. As a result, he will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat’s interests may at times be different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, Mr. Rayat could use his voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to shareholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our business. We have a small management team consisting of Dr. Kaiyo Nedd, our President and director, Mr. Harmel S. Rayat our director, Secretary, Treasurer, Chief Financial Officer, and Principal Accounting Officer and Ms. Pattiann Hiranandani our director. Except for Dr. Nedd and Ms. Hiranandani, we currently do not pay any other officer or director any compensation other than expense reimbursement. The loss of either of these individuals or our inability to attract suitably qualified replacements, given our limited capital resources, should either of these individuals resign could materially adversely impact our business. There are no employment contracts or agreements between us and any of our directors and officers. Since we do not have any employee stock option or other benefit plans, and have limited working capital, we may not be able to attract and/or retain qualified officers, personnel or consultants as our business operations may require because we may not be able to adequately compensate such individuals; and, as a result our business may suffer.  We do not have plans to hire any employees at least through August 31, 2009.

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

ITEM 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of February 29, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by United States Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 10th day of April, 2008.

Octillion Corp.

/s/ Kaiyo Nedd

Kaiyo Nedd

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Kaiyo Nedd

President, Chief Executive Officer

April 10, 2008

Kaiyo Nedd

Director

/s/ Harmel S. Rayat

Secretary, Treasurer, Chief Financial Officer

April 10, 2008

Harmel S. Rayat

Director

/s/ Pattiann Hiranandani

Director

April 10, 2008

Pattiann Hiranandani