Form 10QSB/A
period 2008-02-29
MICROCHANNEL TECHNOLOGIES CORP
filed 2008-06-03
CIK 1413488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

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

Yes  [X]    No

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 2nd day of June, 2008.

Octillion Corp.

/s/ Kaiyo Nedd

Kaiyo Nedd

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Kaiyo Nedd

President, Chief Executive Officer

June 2, 2008

Kaiyo Nedd

Director

/s/ Harmel S. Rayat

Secretary, Treasurer, Chief Financial Officer

June 2, 2008

Harmel S. Rayat

Director

/s/ Pattiann Hiranandani

Director

June 2, 2008

Pattiann Hiranandani