Form 10-Q
period 2008-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2008-07-14
CIK 1413488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-accelerated Filer

[   ]

Smaller Reporting Company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X ] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of Common Stock, par value $0.0001, were outstanding on July 11, 2008.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q, QUARTER ENDED MAY 31, 2008

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Balance Sheets at May 31, 2008 and August 31, 2007

3

Interim Unaudited Statements of Operations

4

For the Three and Nine Months Ended May 31, 2008 and 2007,

and For the Period from Inception (February 28, 2005) to May 31, 2008

Interim Unaudited Statement of Stockholders’ Equity (Deficiency)

5

from Inception (February 28, 2005) to May 31, 2008

Interim Unaudited Statements of Cash Flows

6

For the Nine Months Ended May 31, 2008 and 2007, and For the Period

from Inception (February 28, 2005) to May 31, 2008

Notes to Interim Unaudited Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

12

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3. Defaults Upon Senior Securities

13

Item 4. Submission of Matters to a Vote of Security Holders

13

Item 5. Other Information

13

Item 6. Exhibits and Reports on Form 8-K

13

Signatures

15

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated interim financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
MAY 31, 2008 AND AUGUST 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$345,216	$399,055

	345,216	399,055

Total Assets	$345,216	$399,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued payable	$11,500	$-

Total Liabilities	11,500	-

Stockholders' Equity
Authorized:
300,000,000 common shares, with par value of $0.0001 per share
Issued and outstanding: 53,864,600 common shares	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(228,381)	(163,042)
Total Stockholders' Equity	333,716	399,055

Total Liabilities and Stockholders' Equity	$345,216	$399,055

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED MAY 31, 2008 AND 2007,
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	February 28, 2005	Three months ended		Nine months ended
	(inception) to	May 31,	May 31,	May 31,	May 31,
	May 31, 2008	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Option fee (Note 4)	2,000	-	-	-	-
Research and development (Note 4)	185,839	20,000	-	30,000	26,460
Consulting fee - related party	11,450	3,750	-	10,450	-
Other operating expenses	36,767	7,230	-	32,471	-

	236,056	30,980	-	72,921	26,460

Loss from operations	(236,056)	(30,980)	-	(72,921)	(26,460)

Other income
Interest income	7,675	1,176	-	7,582	-

Net loss available to common shareholders	$(228,381)	$(29,804)	$-	$ (65,339)	$(26,460)

Loss per common share:
Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$ (0.00)

Weighted average number of
common shares outstanding:
Basic and diluted		53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM FEBRUARY 28, 2005 (INCEPTION) TO MAY 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficiency)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the nine months ended May 31, 2008	-	-	-	(65,339)	(65,339)

Balance, May 31, 2008	53,864,600	$5,386	$556,711	$(228,381)	$333,716

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2008
(Expressed in US Dollars)
(Unaudited)

	Cumulative
	February 28, 2005	Nine months ended	Nine months ended
	(inception) to	May 31,	May 31,
	May 31, 2008	2008	2007

Cash flows from operating activities
Net loss for the period	$(228,381)	$(65,339)	$(26,460)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in non-cash working capital items:
- increase in accrued payable	11,500	11,500	-
Net cash used in operating activities	(216,881)	(53,839)	(26,460)

Cash flows from financing activities
Increase in payable - related party	561,997	-	26,460
Proceeds from the issuance of common stock	100	-	-
Net cash provided by financing activities	562,097	-	26,460

Increase (Decrease) in cash and cash equivalents	345,216	(53,839)	-

Cash and cash equivalents - beginning of period	-	399,055	-

Cash and cash equivalents - end of period	$345,216	$345,216	$-

Supplemental cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental non-cash transaction:
Conversion of debt to equity	$561,997	$-	$-

(The accompanying notes are an integral part of these financial statements)

MicroChannel Technologies Corporation

(a development stage company)

Notes to Financial Statements

May 31, 2008 and 2007

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

MicroChannel Technologies Corporation (“the Company”) was formed as a wholly-owned subsidiary of Octillion Corp. Octillion Corp. spun off the Company’s issued and outstanding shares to Octillion’s shareholders on December 18, 2007, the date on which  a registration statement was declared effective by the United States Securities and Exchange Commission (“SEC”). The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005. On October 2, 2007, the Company executed a forward split of its issued and outstanding shares of common stock on the basis of 53.8646 for 1, resulting in 53,864,600 common shares to be issued and outstanding.  The effects of the stock split have been retroactively applied to all periods presented.

The Company is developing technologies and products for peripheral and optic nerve damage and nerve regeneration, as well as potentially other innovative medical and health care technologies. The Company has not generated any revenues and has incurred losses of $228,381 since inception. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of May 31, 2008 and August 31, 2007, and the results of operations for the three and nine months ended May 31, 2008 and May 31, 2007 and cash flows for the nine months ended May 31, 2008 and May 31, 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 Annual Report on Form SB-2.

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

(b)  Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities - an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Numerator - net loss available to
common stockholders	$(29,804)	$-	$(65,339)	$(26,460)

Denominator - weighted average number
of common shares outstanding	53,864,600	53,864,600	53,864,600	53,864,600

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(d) Research and development costs

Research and development costs represent costs incurred to develop the technology incurred pursuant to the Company’s sponsored research agreement with ISURF. This agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

4. Option Interest

Nerve Regeneration Technologies

On April 29, 2005, an Option Agreement (the “Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company has acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. The Agreement has been amended to change the payment due dates on October 13, 2005. The consideration payable can be summarized as follows:

- Payment of $2,000 (paid) in option fees upon execution of the Agreement;

- Provide $155,839 (paid) to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve Regeneration” with $50,000 (paid);

- Contingent upon satisfactory progress and success of above project, provide additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  An amendment to the Agreement was made on November 12, 2007 to extend the Agreement to September 30, 2008. An additional $50,000 was scheduled for payment with five equal installments of $10,000 each due every two months upon the execution of the amendment.

As of May 31, 2008, the Company has paid an option fee of $2,000 and an additional $185,839 was expensed to support the research project. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

5. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the nine months and three months ended May 31, 2008, the Company paid the President $9,000 and $3,000 (2007: $nil) respectively for services provided to the Company.

During the nine months and three months ended May 31, 2008, the Company paid a director $1,450 and $750 (2007: $nil) respectively for services provided to the Company.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ended May 31, 2008, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

We were incorporated in the State of Nevada on February 28, 2005. Our corporate headquarters is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, V6J 1G1.  Our telephone number is 604-659-5008. We were organized by Octillion Corp., at the time our sole shareholder, for the purpose of sponsoring research and development activities related to nerve regeneration.

We are a development stage technology company focused on the identification, acquisition, development of technologies and products which we believe have the potential for commercialization. Our strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through cooperative research and development agreements. To date we have had no sales and no revenues; we have minimal assets and have incurred losses since inception.  We are uncertain as to when, if ever, we will generate revenues. Our current research and development activities are focused on the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology.

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

Under terms of the ISURF Agreement, we have agreed to fund two research projects at ISU, the first of which is titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”, in the amount of $205,839.   As of May 31, 2008, we had paid a total of $185,839 to support this research project; these funds were advanced to us by our parent company, Octillion.  We are obligated to pay an additional $20,000, payable bi-monthly installments through September 30, 2008 with the first payment due on January 2008.   Contingent upon satisfactory progress and success of this first research project, which is currently ongoing, we have also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs, and other professional and administrative costs.

Research and Development Costs

Research and development costs represent costs incurred to develop our technology incurred pursuant to our sponsored research agreement with ISURF. This agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. We do not track research and development expenses by project. In addition costs for third party laboratory work might occur.

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $29,804 and $0 for the three months ended May 31, 2008 and May 31, 2007, respectively. As a result, at May 31, 2008, the Company has an accumulated deficit of $228,381.

We expect that any future revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Three and Nine Months Ended May 31, 2008 and 2007

The Company had no revenues in the three and nine months ended May 31, 2008 and May 31, 2007. Our expenses increased to $30,980 in the three months ended May 31, 2008, from $0 in the same period in 2007. This increase of $30,980 for the three months ended May 31, 2008 compared to the same period in 2007 was primarily attributable to research and development costs and other operating expenses.

Interest income increased to $1,176 in the three months ended May 31, 2008, from $0 during the same period in 2007, reflecting higher than average cash balances maintained during most of the second quarterly period in 2008. For the nine months ended May 31, 2008 and in the same period in 2007, interest income has increased to $7,582 from $0, reflecting higher than average cash balances maintained during most of the first three fiscal quarterly periods in 2007.

We incurred net losses of $29,804 and $0 during the three months ended May 31, 2008 and in the same period in 2007, respectively, and we also incurred net losses of $65,339 and $26,460 for the nine months ended May 31, 2008 and May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2008, the Company had a cash balance of $345,216. The Company has financed its operations primarily through cash on hand during the nine months ended May 31, 2008.

Net cash flows used in operating activities were $53,839, for the nine month period ending May 31, 2008, compared to net cash flows used of $26,460 for the same period in 2007.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the nine months and three months ended May 31, 2008, the Company paid the President $9,000 and $3,000 (2007: $nil) respectively for services provided to the Company.

During the nine months and three months ended May 31, 2008, the Company paid a director $1,450 and $750 (2007: $nil) respectively for services provided to the Company.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

Off-Balance Sheet Items

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities - an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4.   Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of May 31, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 11 day of July, 2008.

MicroChannel Technologies Corporation

/s/ Kaiyo Nedd

Kaiyo Nedd

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Kaiyo Nedd

President, Chief Executive Officer

July 11, 2008

Kaiyo Nedd

Director

/s/ Harmel S. Rayat

Secretary, Treasurer, Chief Financial Officer

July 11, 2008

Harmel S. Rayat

Director

15