Form 10-K
period 2008-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2008-11-28
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-146404

MICROCHANNEL TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3905 National Drive, Suite 110	20866
Burtonsville, MD	(Zip Code)
(Address of principal executive offices)

(888) 522-6422
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.).  Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the par value of the registrant’s common stock on February 29, 2008 was $1,712.  The Company did not begin active trading on the OTC Bulletin Board until June 23, 2008.

As of November 14, 2008, there were 53,864,600 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

MICROCHANNEL TECHNOLOGIES CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

PART I

ITEM 1.  BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2008, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Description of Business

MicroChannel Technologies Corporation (“the Company”) was formed as a wholly-owned subsidiary of Octillion Corp. (“Octillion”).  Octillion spun off the Company’s issued and outstanding shares to Octillion’s shareholders on December 18, 2007, the date on which a registration statement was declared effective by the United States Securities and Exchange Commission (“SEC”). The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005.

Because the Company is a smaller reporting company certain disclosures otherwise required to be made on a Form 10-K are not required to be made by the Company.

The Company is a development stage technology company focused on the identification, acquisition, and development of technologies and products which it believes have the potential for commercialization. The Company’s strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through cooperative research and development agreements.   The Company’s current research and development activities are focused on technologies and products for peripheral and optic nerve damage and nerve regeneration, specifically the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology.

The ISURF Nerve Regeneration Technology

On April 29, 2005, the Company entered into an Option Agreement with ISURF (the “ISURF Agreement”), pertaining to ISURF Nerve Regeneration Technology.  The ISURF Agreement grants the Company an exclusive worldwide option to obtain a license to make, use, and sell nerve regeneration products developed from the ISURF Nerve Regeneration Technology.

Pursuant to the terms of the ISURF Agreement, the Company has the right to negotiate the terms of its license with ISURF upon payment of a flat fee of $2,000 (which has been paid) and provide funding for two research projects currently being conducted at ISU through the Company’s Sponsored Project Agreement.

Pursuant to the Sponsored Project Agreement, the Company is funding in vitro (test tube) and in vivo (animal) studies using commercially available neural (nervous system-related) stem cell lines, which can develop into or “differentiate preferentially” to neurons and astrocytes (cells in the central nervous system).  The Company is working towards ‘seeding’ these cells with chemicals -- which together, promote nerve cell growth -- inside very small ‘nano-sized’ grooves machined along the inner walls of conduits (tubes).  The Company’s goal, subject to successful research outcomes and appropriate regulatory approvals, is the development of commercially viable, biodegradable conduits which promote nerve growth, and can be surgically implanted in human patients at nerve damaged sites in order to regenerate peripheral and optic nerves.  The Company’s research effort at ISU is in its early stages.

Under terms of the ISURF Agreement, the Company has agreed to fund two research projects at ISU, the first of which is titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”, in the amount of $205,839.  Contingent upon satisfactory progress and success of this first research project, which is currently ongoing, The Company also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

The Company has not yet initiated the second research project and there can be no assurance that outcomes from the Company’s ongoing prerequisite research will prompt the Company to do so.  Accordingly, the Company cannot currently estimate with any accuracy the amount of additional funds or time required to successfully commercialize the technology, because the actual cost and time may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

Research and Development

Research and development expense represent expense incurred to develop the Company’s technology and is incurred pursuant to the Company’s Option Agreement and Sponsored Project Agreement with ISURF. This agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. The Company does not track research and development expenses by project. In addition, costs for third party laboratory work might occur.

Research and development expense for the years ended August 31, 2008 and 2007 were $30,000 and $26,460 and were $185,839 from the period of inception (February 28, 2005) to August 31, 2008 .

Competition

The Company’s commercial success will depend on its ability and the ability of its sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. The Company’s competitors may succeed in developing products that are more effective than any products derived from the Company’s research and development efforts or that would render such products obsolete and non-competitive.

The biotechnology and pharmaceutical industries are characterized by intense competition. The Company competes against numerous companies, both domestic and foreign, many of which have substantially greater experience and financial and other resources than the Company has. Most of the competition that the Company encounters will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any the Company may develop. Several such enterprises have initiated research programs and/or efforts to develop nerve regeneration programs and may target the same diseases targeted by the Company. Companies such as Synovis Life Technologies, Inc., Integra LifeSciences Holdings Corporation, SaluMedica, LLC, and AxoGen,Inc. as well as others, many of which have substantially greater resources and experience in nerve regeneration than the Company does, are well situated to effectively compete with the Company. In fact, any of the world's largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than the Company’s.

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

As a result, the Company may not be able to compete effectively against these companies or their products.

Government and Safety Regulations

The production and marketing of products which may be developed from the ISURF Nerve Regeneration Technology and the Company’s ongoing research and development activities are subject to extensive regulation and review by numerous governmental authorities. The ISURF Nerve Regeneration Technology, and any products derived from the technology, must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed if they were to receive approval (which they may not in fact receive). This process makes it longer, harder and more costly to bring products which may be developed from the Company’s technologies to market.

The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which the FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If the Company does not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA, or other government entity, approval of the ISURF Nerve Regeneration Technology (or products derived from the technology) may also adversely affect the Company’s business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States.

In the United States, more stringent FDA oversight in product clearance and enforcement activities could result in the Company experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that the Company may not receive FDA approval to market the ISURF Nerve Regeneration Technology (or products derived from the technology) for broader or different applications or to market updated products that represent extensions of the ISURF Nerve Regeneration Technology. In addition, assuming the Company obtains a license to the ISURF Nerve Regeneration Technology, it may not receive FDA approval to export products, based on the ISURF Nerve Regeneration Technology, in the future, and countries to which the products are to be exported may not approve them for import.

Any manufacturing facilities which the Company would utilize for the production of products based on the ISURF Nerve Regeneration Technology would also be subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge the Company’s compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with the ISURF Nerve Regeneration Technology, products derived from the technology, or manufacturing facilities used to manufacture the ISURF Nerve Regeneration Technology (or any products derived from the technology) may result in restrictions on the products or the facility, including withdrawal of the product from the market or other enforcement actions.

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

The restrictions relating to the use of human stem cells obtained from fetal tissue change from time to time and may become more onerous. Additionally, the Company may not be able to identify or develop reliable sources for the cells necessary for the Company’s potential products-that is, sources that follow all state and federal guidelines for cell procurement. Further, the Company may not be able to obtain such cells in the quantity or quality sufficient to satisfy the commercial requirements for the ISURF Nerve Regeneration Technology. As a result, the Company may be unable to develop the ISURF Nerve Regeneration Technology or produce its products based on the ISURF Nerve Regeneration Technology in a profitable manner.

Although the Company does not use embryonic stem cells, government regulation and threatened regulation of embryonic tissue may lead top researchers to leave the field of stem cell research, or the country, in order to assure that their careers will not be impeded by restrictions on their work.

The research and development efforts regarding the ISURF Nerve Regeneration Technology, which are sponsored by the Company, involve laboratory animals. The Company may be adversely affected by changes in laws, regulations or accepted procedures applicable to animal testing or by social pressures that would restrict the use of animals in testing or by actions against the Company or its collaborators by groups or individuals opposed to such testing.

Employees

At August 31, 2008, the Company does not have any employees. The Company’s President and Chief Executive Officer and Chief Financial Officer do not personally conduct any research activities.

The Company is dependent upon certain key collaborating scientific personnel, who are not employed by the Company, with respect to the continuing research and development of the ISURF Nerve Regeneration Technology.

ITEM 2.  PROPERTIES

The Company's corporate office is located at 3905 National Drive, Suite 110, Burtonsville, MD, 20866.  This premise is leased by the MVP Law Group, P.A, of which the Chief Executive Officer of the Company is the founder.  The MVP Law Group, P.A. does not currently charge the Company rent to utilize this space.

Until August 31, 2008, the Company’s administrative office was located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise in Vancouver, British Columbia is owned by a private corporation controlled by a former director and majority shareholder of the Company.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, the Company is not party to any current legal proceedings nor is it aware of any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of the fiscal year ending August 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock began trading on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “MCTC” on June 23, 2008.

The following table sets forth the high and low sale price for the Company's Common Stock from the inception of trading (June 23, 2008) through August 31, 2008, as reported by the OTCBB:

	High	Low

Fiscal Year 2008
Fourth Quarter (June 23 to August 31)	$0.47	$0.16

As of November 14, 2008, there were approximately 41 stockholders of record of the Company's Common Stock.

Dividend Policy

The Company does not have a history of paying dividends and it currently intends to retain future earnings, if any, to support the development and expansion of its business. The Company does not anticipate paying cash dividends in the foreseeable future. The Company’s payment of any future dividends will be at the discretion of its board of directors after taking into account various factors, including but not limited to the Company’s financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that it may be a party to at the time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2008, the Company does not have an incentive stock option plan and has not granted any warrants or other rights to employees, directors or consultants.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

The Company considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on its results of operations or financial condition.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.  Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

Overview

MicroChannel Technologies Corporation was formed as a wholly-owned subsidiary of Octillion Corp. Octillion Corp. spun off the Company’s issued and outstanding shares to Octillion’s shareholders on December 18, 2007.  The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005.

The Company is a development stage technology company focused on the identification, acquisition, and development of technologies and products which it believes have the potential for commercialization. The Company’s strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through cooperative research and development agreements.  The Company’s current research and development activities are focused on technologies and products for peripheral and optic nerve damage and nerve regeneration, specifically the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology.

The ISURF Nerve Regeneration Technology

On April 29, 2005, the Company entered into an Option Agreement with ISURF (the “ISURF Agreement”), pertaining to ISURF Nerve Regeneration Technology.  The ISURF Agreement grants the Company an exclusive worldwide option to obtain a license to make, use, and sell nerve regeneration products developed from the ISURF Nerve Regeneration Technology.

Pursuant to the terms of the ISURF Agreement, the Company has the right to negotiate the terms of its license with ISURF upon payment of a flat fee of $2,000 (which has been paid) and provide funding for two research projects currently being conducted at ISU through the Company’s Sponsored Project Agreement.

Pursuant to the Sponsored Project Agreement, the Company is funding in vitro (test tube) and in vivo (animal) studies using commercially available neural (nervous system-related) stem cell lines, which can develop into or “differentiate preferentially” to neurons and astrocytes (cells in the central nervous system).  The Company is working towards ‘seeding’ these cells with chemicals -- which together, promote nerve cell growth -- inside very small ‘nano-sized’ grooves machined along the inner walls of conduits (tubes).  The Company’s goal, subject to successful research outcomes and appropriate regulatory approvals, is the development of commercially viable, biodegradable conduits which promote nerve growth, and can be surgically implanted in human patients at nerve damaged sites in order to regenerate peripheral and optic nerves.  The Company’s research effort at ISU is in its early stages.

Under terms of the ISURF Agreement, the Company has agreed to fund two research projects at ISU, the first of which is titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”, in the amount of $205,839.  Contingent upon satisfactory progress and success of this first research project, which is currently ongoing, The Company also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

The Company has not yet initiated the second research project and there can be no assurance that outcomes from the Company’s  ongoing prerequisite research will prompt the Company to do so.  Accordingly, the Company cannot currently estimate with any accuracy the amount of additional funds or time required to successfully commercialize the technology, because the actual cost and time may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

Results of Operation

The Company did not generate any revenue during the years ended August 31, 2008 and 2007.

Research and Development expense for the years ended August 31, 2008 and 2007 was $30,000 and $26,460, which is entirely attributable to research and development costs incurred pursuant to the ISURF Agreement.

Consulting fees for the years ended August 31, 2008 and 2007 were $16,200 and $1,000.  Consulting fees for the year ended August 31, 2008 and 2007, consisted entirely of fees paid to Directors and Executives for services rendered to the Company.

Other operating expenses for the year ended August 31, 2008 was $46,864 and increase of $46,826 from $38 during the same period in 2007.  The increase is substantially attributable to the spin-off from Octillion Corp. on December 18, 2007, which resulted in an increase in professional fees, rent, and other operating expenses.

Interest income was $8,429 for the year ended August 31, 2008, an increase of $8,336 from $93 during the same period in 2007.  The increase is the result of higher average monthly cash balances maintained during most of the fiscal year ended August 31, 2008.

The Company incurred net losses of $84,635 and $27,405 during the years ended August 31, 2008 and 2007.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $247,677 through August 31, 2008.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its technologies and expands.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At August 31, 2008, the Company had a cash balance of $328,260. The Company has financed its operations primarily from $400,000 received from Octillion Corp., its parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $70,795 for the year ended August 31, 2008 compared to net cash used of $27,405 for the same period in 2007.  The increase in cash used in operating activities is substantially attributable to the spin-off from Octillion Corp. on December 18, 2007, which resulted in an increase in professional fees, rent, and other operating expenses.

Net cash used in financing activities was $nil for the year ended August 31, 2008 compared to net cash flows provided by financing activities of $426,460 for the same period in 2007.  During the year ended August 31, 2008, the Company received $426,460 from Octillion Corp., its parent company.

Related Party Transactions

During the years ended August 31, 2008 and 2007, the Company incurred a total of $14,000 and $1,000 in cash wages and benefits expense as compensation for services that executive officers provided to the Company.  Please refer to “ITEM 11: EXECUTIVE COMPENSATION”.

During the years ended August 31, 2008 and 2007, the Company incurred $2,200 and $nil in board fees for non-employee directors of the Company.  Please refer to “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

Until August 31, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada.  The Company paid a monthly rent of C$700, effective from October 1, 2007 through August 31, 2008. During the years ended August 31, 2008 and 2007, the Company paid rent of $7,661 and $nil.  This premise is owned by a private corporation controlled by Mr. Harmel Rayat, who until August 5, 2008, was one of the Company’s Directors and served as the Company’s Chief Financial Officer, Secretary and Treasurer.  Mr Rayat continues to be a significant shareholder.  Please refer to “ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As of August 31, 2008, Mr. Harmel S. Rayat was also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.  Subsequent to August 31, 2008, Mr. Rayat also resigned as an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.(as disclosed in public filings effected by those entities).

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Other Contractual Obligations

As of August 31, 2008, the Company does not have any contractual obligations other than the remaining payment due pursuant to the ISURF Agreement.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2:  Summary of Significant Accounting Policies to the Financial Statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MicroChannel Technologies Corporation
Burtonsville, Maryland

We have audited the accompanying balance sheets of MicroChannel Technologies Corporation ("the Company") (a development stage company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from February 28,2005 (inception), to August 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
November 25, 2008

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
AUGUST 31, 2008 AND AUGUST 31, 2007
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$328,260	$399,055
Total current assets	328,260	399,055

Total assets	$328,260	$399,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$3,840	$-
Accrued payable	10,000	-
Total liabilities	13,840	-

Stockholders' equity
Common stock: $0.0001 par value; Authorized: 300,000,000 shares 53,864,600 issued and outstanding at August 31, 2008 and 2007	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(247,677)	(163,042)
Total stockholders' equity	314,420	399,055

Total liabilities and stockholders' equity	$328,260	$399,055

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007,
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2008
(Expressed in U.S. Dollars)

	Cumulative
	February 28, 2005	Year Ended
	(inception) to	August 31,	August 31,
	August 31, 2008	2008	2007

Revenue	$-	$-	$-

Operating expenses
Option fee (Note 4)	2,000	-	-
Research and development (Note 4)	185,839	30,000	26,460
Consulting fee - related party	17,200	16,200	1,000
Other operating expenses	51,160	46,864	38
Total operating expenses	256,199	93,064	27,498

Loss from operations	(256,199)	(93,064)	(27,498)

Other income
Interest income	8,522	8,429	93
Total other income	8,522	8,429	93

Net loss available to common stockholders	$(247,677)	$(84,635)	$(27,405)

Net loss per common share:
Basic		$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic		53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2008
(Expressed in U.S. Dollars)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	$5,386	$556,711	$(247,677)	$314,420

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2008
(Expressed in US Dollars)

	Cumulative
	February 28, 2005	Year Ended	Year Ended
	(inception) to	August 31,	August 31,
	August 31, 2008	2008	2007

Cash flows from operating activities
Net loss for the period	$(247,677)	$(84,635)	$(27,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in non-cash working capital items:
Increase in accounts payable	3,840	3,840	-
Increase in accrued payable	10,000	10,000	-
Net cash flows used in operating activities	(233,837)	(70,795)	(27,405)

Cash flows from financing activities
Increase in payable - related party	561,997	-	426,460
Proceeds from the issuance of common stock	100	-	-
Net cash flows provided by financing activities	562,097	-	426,460

Increase (decrease) in cash and cash equivalents	328,260	(70,795)	399,055

Cash and cash equivalents, beginning of period	-	399,055	-

Cash and cash equivalents, end of period	$328,260	$328,260	$399,055

Supplemental cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental non-cash transaction:
Conversion of debt to equity	$561,997	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(a development stage company)
Notes to Financial Statements
August 31, 2008 and 2007
(Expressed in U.S. Dollars)

Note 1:  Basis of Presentation and Going Concern Uncertainties

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

The Company is developing technologies and products for peripheral and optic nerve damage and nerve regeneration, as well as potentially other innovative medical and health care technologies. The Company has not generated any revenues and has an accumulated deficit of $247,677 as of August 31, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2:  Significant Accounting Policies

Principles of Accounting

These financial statements have been prepared by management in accordance with the United States generally accepted accounting principles (“US GAAP”).

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments and related party transactions. Actual results can differ from those estimates and assumptions.

Foreign Currency Transactions

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the statements of operations.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of August 31, 2008 and 2007.  At times, cash deposits may exceed federally insured limits.

Research and Development

Research and development costs are expensed when incurred except for prepayments, which are capitalized and amortized over the applicable period.  During the years ended August 31, 2008 and 2007, the Company incurred $30,000 and $26,460 on research and development activities.  From inception (February 28, 2005) to August 31, 2008, the Company incurred $185,839 on research and development activities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Fnancial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109") as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is "more likely than not," according to the criteria of SFAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

In July 2006, the FASB issued FIN No.48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No.48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Comprehensive Income

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is equal to net income (loss) for the years ended August 31, 2008 and 2007.

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share.  The Company does not have any stock options or warrants outstanding that would be anti-dilutive.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement is did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   FSP EITF 03-06-1 did not have any impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for new contracts entered into for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 160 to have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS 141R to have a material effect on the financial statements.

Note 3: Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company does not have any stock options and warrants outstanding that would be anti-dilutive.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic net loss per share for years ended August 31, 2008 and 2007:

	Years Ended
	August 31,
	2008	2007

Numerator - net loss	$(84,635)	$(27,405)

Denominator - weighted average number of common shares outstanding	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)

Note 4:  Option Interest in Nerve Regeneration Technologies

On April 29, 2005, an Option Agreement (the “ISURF Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company has acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On October 13, 2005, the ISURF Agreement was amended to modify the payment due dates.   On November 12, 2007, the ISURF Agreement was amended to extend the ISURF Agreement to September 30, 2008 and increase the total amount due pursuant to the ISURF Agreement by $50,000. The consideration payable, as amended, can be summarized as follows:

-      Payment of $2,000 in option fees upon execution of the ISURF Agreement;

-
Payment of $205,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 is payable in five equal installments of $10,000 each due every two months upon the execution of the November 12, 2007 amendment.

-
Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  The Company has not yet initiated the second research project.

As the research projects have not reached the commercial production stage, during the years ended August 31, 2008 and 2007, the Company recorded $30,000 and $26,460 as research and development expense pursuant to the terms of the ISURF Agreement. During the period from inception (February 28, 2005) to August 31, 2008, the Company recorded $185,839 as research and development expense pursuant to the ISURF Agreement.

As of August 31, 2008, the Company owed $10,000 to ISU pursuant to the terms of the ISURF Agreement, which is included in accrued payable.

Note 5: Related Party Transactions

During the years ended August 31, 2008 and 2007, the Company incurred a total of $14,000 and $1,000 in cash wages and benefits expense as compensation for services that executive officers provided to the Company.  Please refer to “ITEM 11: EXECUTIVE COMPENSATION”.

During the years ended August 31, 2008 and 2007, the Company incurred $2,200 and $nil in board fees for non-employee directors of the Company.  Please refer to “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

Until August 31, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada.  The Company paid a monthly rent of C$700, effective from October 1, 2007 through August 31, 2008. During the years ended August 31, 2008 and 2007, the Company paid rent of $7,661 and $nil.  This premise is owned by a private corporation controlled by Mr. Harmel Rayat, who until August 5, 2008, was one of the Company’s Directors and served as the Company’s Chief Financial Officer, Secretary and Treasurer.  Mr Rayat continues to be a significant shareholder.  Please refer to “ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As of August 31, 2008, Mr. Harmel S. Rayat was also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.  Subsequent to August 31, 2008, Mr. Rayat also resigned as an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.(as disclosed in public filings effected by those entities).

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Note 6: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at August 31, 2008 and 2007 are as follows:

	Years Ended August 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$19,819	$—
Capitalized research and development	14,875	—
Accrued research and development fees	3,400	—
Research and development credit carry forward	1,963	—
Total deferred tax assets	40,057	—
Less: valuation allowance	(40,057)	—
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $40,057 and $0 for the years ended August 31, 2008 and 2007.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2008 available to offset future federal taxable income, if any, of $58,290, which will begin to expire during the year ended August 31, 2028.  Accordingly, there is no current tax expense for the years ended August 31, 2008 and 2007.  In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2008, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2008 and 2007.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2008 and 2007:

	Years Ended August 31,
	2008	2007

Income tax benefit at statutory rate	$38,094	$-
Research and development credit	1,963	-
Change in valuation allowance	(40,057)	-
	$-	$-

The fiscal years 2005 through 2008 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of August 31, 2008 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission reports (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

  PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of August 31, 2008, the members of our board of directors and our executive officers were as follows:

Name	Age	Principal Occupation	Director Since
Meetesh Patel	34	President, Chief Executive Officer, Director	August 5, 2008
David Gamache	58	Director	August 5, 2008
Pattiann Hiranandani	49	Director	September 6, 2007

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years:

MEETESH PATEL.  Mr. Patel completed his Bachelor of Arts Degree in Government and Politics with an emphasis in International Relations from the University of Maryland, College Park in 1997, and earned his law degree from American University, Washington College of Law, Washington, D.C. in 2000. Mr. Patel is a member of the Maryland State Bar and the District of Columbia Bar. Mr. Patel is the founder and managing attorney of the MVP Law Group, P.A., an innovative e-law firm that represents businesses within the United States and throughout the world. Mr. Patel has been managing the MVP Law Group since its inception in April 2003 to present. Since August 5, 2008, Mr. Patel has served as the president, Chief Executive Officer and a director of Microchannel Technologies Corporation. Effective October 15, 2008, Mr. Patel is also the Chief Executive Officer and President of Octillion Corp..

DAVID GAMACHE.  Mr. Gamache from August 2001 until present has been the owner of Allen Lee Group.  Allen Lee Group does business coaching, business consulting, and health coaching with various multi-level marketing companies. From March 2007 to June 2008 David Gamache was President, Treasurer, and Director of Lake Victoria Mining Company, Inc.  Lake Victoria Mining Company, Inc. is an exploration gold company doing business in Tanzania, Africa.  From June 2008 to present, David Gamache is President, Treasurer, and Director of Kibo Resources Company, Inc.  Kibo Resources is an exploration gold company doing business in Tanzania, Africa.

PATTIANN HIRANANDANI.  From July 1998 through May 2002, Mrs. Hiranandani served as Distributor-Regional-Divisional Sales Manager with Goldwell USA, Inc.  From June 2002 through April 2003, Mrs. Hiranandani concluded a brief hiatus.  Since May 2003 through May 2005, Mrs. Hiranandani was responsible for marketing biologic bone graft products and procedures to orthopedic spine, neuro and sports medicine surgeons in the Greater Phoenix, Arizona region for BioAlliance/Wright Medical Technologies.  Since January 2006, Mrs. Hiranandani has served as a Premise Advertising Sales Executive for Verizon.

There are no family relationships among or between any of our officers and directors.

During the past five years, except as set forth below, none of our directors or executive officers, promoters has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

On August 5, 2008, Mr. Harmel S. Rayat resigned his positions as a director and  the Company’s Chief Financial Officer, Secretary and Treasurer.  Mr Rayat continues to be a significant shareholder.  Please refer to “ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.” As of August 31, 2008, Mr. Harmel S. Rayat was also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.   Subsequent to August 31, 2008, Mr. Rayat also resigned as an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.(as disclosed in public filings effected by those entities).

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., and Innotech Corporation, of which Mr. Rayat had served at various times as a director and officer, along with certain other individuals, collectively “the respondents,” consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation agreed to cease and desist from committing or causing any violations and any future violations of, among other things, Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.   Mr. Rayat has resigned all of his positions with the Company effective August 5, 2008.  Mr. Rayat continues to be a shareholder of the Company. Please refer to “ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

COMPENSATION OF NON-EMPLOYEE DIRECTORS

The Company’s Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•
Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of MicroChannel Technologies Corporation’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

The Company does not pay director compensation to directors who are also employees of the Company.

The Company pays to all non-employee directors a director’s fee in the amount of $250 per month.  The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board.

During the year ended August 31, 2008, the Company paid $2,200 to Pattiann Hiranandani as compensation for services rendered as a non-employee director.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to Section 16(a) of the Exchange Act of 1934, the executive officers and directors of the Company in addition to any person who owns more than 10% of the common stock of the Company are required to report their ownership of the common stock of the Company and changes to such ownership with the SEC.  Based on a review of such reports and information provided to the Company, the Company believes that during the most recent fiscal year the executive officers and directors of the Company have complied with applicable filing requirements under Section 16(a) within the reporting time frame required by the SEC.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company’s officers, directors and employees, including its senior financial officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASD listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. To obtain a copy of the Company’s Code of Ethics contact the Company’s Chief Executive Officer, Meetesh Patel, 3905 National Drive, Suite 110, Burtonsville, MD  20866.

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Guidelines applicable to its Board of Directors. To obtain a copy of the Company’s Corporate Governance Guidelines contact the Company’s Chief Executive Officer, Meetesh Patel, 3905 National Drive, Suite 110, Burtonsville, MD  20866.

Director Independence

After considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that Mrs. Pattiann Hiranandani is independent from the Company’s management and qualifies as an “independent director” under the standards of independence under the applicable National Association of Securities Dealers (“NASD”) listing standards.  This means that, in the judgment of the Board of Directors, this director is not an officer or employee of the Company or its subsidiaries and does not have any direct or indirect relationship with the Company that would interfere with the exercise of her independent judgment in carrying out the responsibilities of a director.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended August 31, 2008, the Board held a total of three meetings.  All members of the Board attended at least 75% of all meetings of the Board.

The Company does not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of:  (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors the Company's financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent accountants.

Compensation Committee.

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for the Company and reviews recommendations submitted by the Company’s management.

Nominating Committee.

The Board does not currently have a standing Nominating Committee.  The Company does not maintain a policy for considering nominees.  The Company’s Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain the Company’s required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company’s Chief Executive Officer, Meetesh Patel, 3905 National Drive, Suite 110, Burtonsville, MD  20866, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at MicroChannel Technologies Corporation, Attention: Corporate Secretary, 3905 National Drive, Suite 110, Burtonsville, MD  20866.   The Board of Directors has approved a process pursuant to which the Corporate Secretary shall review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation

The following table provides information concerning total compensation earned or paid to the Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated executive officers of the Company for services rendered to the Company for the fiscal years ended August 31, 2008, 2007, and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Option Awards ($)(5)	Total ($)
Harmel S. Rayat	2008	-0-	-0-	-0-	-0-
Chief Financial Officer, Secretary,	2007	-0-	-0-	-0-	-0-
Treasurer and Director (1)	2006	-0-	-0-	-0-	-0-

Meetesh Patel	2008	1,250	-0-	-0-	1,250
President, Chief Executive Officer (2)	2007	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-

David Gamache	2008	750	-0-	-0-	750
Chief Financial Officer,	2007	-0-	-0-	-0-	-0-
Secretary, Treasurer and Director (3)	2006	-0-	-0-	-0-	-0-

Kaiyo Nedd (4)	2008	12,000	-0-	-0-	12,00
Former President,	2007	1,000	-0-	-0-	1,000
Chief Executive Officer, and Director	2006	-0-	-0-	-0-	-0-

(1)	Mr. Rayat did not receive compensation for his services rendered to the Company. Mr. Rayat resigned from all executive positions and as a Director of the Company, effective August 5, 2008.

(2)
Mr. Patel was appointed as President, Chief Executive Officer and Director of the Company, effective August 5, 2008.  Mr. Patel receives compensation of $1,250 per month for services rendered as President and CEO of the Company.

(3)
Mr. Gamache was appointed as Chief Financial Officer, Secretary, Treasurer and Director of the Company, effective August 5, 2008.  Mr. Gamache receives compensation of $750 per month for services rendered as CFO, Secretary and Treasurer of the Company.

(4)
Mr. Nedd received $1,000 per month as compensation for services rendered as President and CEO of the Company.  Mr. Nedd resigned from all executive positions and as a Director of the Company, effective August 5, 2008.

(5)
This column reflects the dollar amount recognized for financial statement reporting purposes in accordance with applicable SEC rules and guidance and FAS 123R for stock options and warrants, which may include amounts from awards made in and prior to the years shown.

Employee directors do not receive compensation in addition to their monthly executive fee for services rendered as a director.  The Company does not have an employee stock option plan or other benefit plans.

Grants of Plan-Based Awards

The Company does not have any equity incentive plans and has therefore omitted the related disclosure.

Changes in Control

There are no understandings or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 14, 2008 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares of Common Stock Ownership(1)	Percent of Class(1)
Harmel S. Rayat 3905 National Drive, Suite 110 Burtonsville, MD 20866	Stockholder	36,749,600 (2)	68.23%
Quercus Trust 2309 Santiago Drive New Port Beach, CA 92260	Stockholder	3,444,700 (3)	6.40%
Meetesh Patel 1050 Connecticut Avenue NW, 10th Floor Washington, DC 20036	President, Chief Executive Officer, Director	-0-	-0- %
Pattiann Hiranandani 3905 National Drive, Suite 110 Burtonsville, MD 20866	Director	-0-	-0- %
David Gamache 3905 National Drive, Suite 110 Burtonsville, MD 20866	Chief Financial Officer, Secretary, Treasurer, Director	-0-	-0- %
All Directors and Officers as a Group (3 persons)		-0-	-0- %

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 53,864,600 shares of Common Stock issued and outstanding on a fully diluted basis as of November 14, 2008.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Represents shares owned by 1420525 Alberta Ltd., a private Alberta corporation wholly owned by Mr. Rayat.

(3)	Based upon Schedule 13(d) filed in August 9, 2007. Mr. David Gelbaum and Ms. Monica Chavez Gelbaum are the Co-trustees of the Quercus Trust.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended August 31, 2008 and 2007, the Company incurred a total of $14,000 and $1,000 in cash wages and benefits expense as compensation for services that executive officers provided to the Company.  Please refer to “ITEM 11: EXECUTIVE COMPENSATION”.

During the years ended August 31, 2008 and 2007, the Company incurred $2,200 and $nil in board fees for non-employee directors of the Company.  Please refer to “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

Until August 31, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada.  The Company paid a monthly rent of C$700, effective from October 1, 2007 through August 31, 2008. During the years ended August 31, 2008 and 2007, the Company paid rent of $7,661 and $nil.  This premise is owned by a private corporation controlled by Mr. Harmel Rayat, who until August 5, 2008, was one of the Company’s Directors and served as the Company’s Chief Financial Officer, Secretary and Treasurer.  Mr Rayat continues to be a significant shareholder.  Please refer to “ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As of August 31, 2008, Mr. Harmel S. Rayat was also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.  Subsequent to August 31, 2008, Mr. Rayat also resigned as an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.(as disclosed in public filings effected by those entities).

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Director Independence

For disclosure regarding director independence see “ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Peterson Sullivan, LLP currently serves as the Company’s independent auditors.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The Company does not currently have an audit committee.

Aggregate fees for professional services rendered to the Company by Peterson Sullivan for the years ended August 31, 2008 and 2007 were as follows:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Audit Fees	$19,867	$-
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$19,867	$-

Audit Fees

Audit Fees for the years ended August 31, 2008 and 2007 consist of the aggregate fees billed for the audit of the Company’s annual financial statements for the years ended August 31, 2008 and 2007, and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years.

Tax Fees

Tax Fees for the years ended August 31, 2008 and 2007 consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of August 31, 2008 and 2007
•	Statements of Operations for the years ended August 31, 2008 and 2007 and the cumulative period from Inception (February 28, 2005) to August 31, 2008
•	Statements of Stockholders’ Equity (Deficit) from February 28, 2005 (Inception) to August 31, 2008
•	Statements of Cash Flows for the years ended August 31, 2008 and 2007 and the cumulative period from Inception (February 28, 2005) to August 31, 2008
•	Notes to the Financial Statements

2.  Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.  Financial Statement Schedules

    `
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized.

MicroChannel Technologies Corporation
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Meetesh Patel	President, Chief Executive Officer,	November 26, 2008
Meetesh Patel	Director

/s/ David Gamache	Chief Financial Officer, Treasurer,	November 26, 2008
David Gamache	Secretary, Director

/s/ Pattiann Hiranandani	Director	November 26, 2008
Pattiann Hiranandani

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.