Form 10-Q
period 2008-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2009-01-14
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-146404
____________________

MICROCHANNEL TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3905 National Drive, Suite 110	20866
Burtonsville, MD	(Zip Code)
(Address of principal executive offices)

(888) 522-6422
(Registrant's telephone number, including area code)
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of Common Stock, par value $0.0001, were outstanding on January 1, 2009.

MICROCHANNEL TECHNOLOGIES CORPORATION
FORM 10-Q

For the Quarterly Period Ended November 30, 2008

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
NOVEMBER 30, 2008 AND AUGUST 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	November 30, 2008	August 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$310,885	$328,260
Total current assets	310,885	328,260

Total assets	$310,885	$328,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$7,366	$3,840
Accrued payable	-	10,000
Total liabilities	7,366	13,840

Stockholders' equity
Common stock: $0.0001 par value; Authorized: 300,000,000 shares 53,864,600 issued and outstanding at November 30, 2008 and August 31, 2008	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(258,578)	(247,677)
Total stockholders' equity	303,519	314,420

Total liabilities and stockholders' equity	$310,885	$328,260

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative February 28, 2005 (inception) to	Three Months Ended November 30,
	November 30, 2008	2008	2007

Revenue	$-	$-	$-

Operating expenses (income)
Option fee (Note 4)	2,000	-	-
Research and development (Note 4)	175,839	(10,000)	-
Director and officer fees- related party (Note 5)	23,950	6,750	3,000
Professional fees	47,428	12,146	6,437
Other operating expenses	18,301	2,423	1,755
Total operating expenses	267,518	11,319	11,192

Loss from operations	(267,518)	(11,319)	(11,192)

Other income
Interest income	8,940	418	3,730
Total other income	8,940	418	3,730

Net loss	$(258,578)	$(10,901)	$(7,462)

Net loss per common share:
Basic		$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic		53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	$5,386	$556,711	$(247,677)	$314,420

Net loss for the three months ended November 30, 2008	-	-	-	(10,901)	(10,901)

Balance, November 30, 2008	53,864,600	$5,386	$556,711	$(258,578)	$303,519

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2008
(Expressed in US Dollars)
(Unaudited)

	Cumulative February 28, 2005 (inception) to	Three Months Ended November 30,
	November 30, 2008	2008	2007

Cash flows from operating activities
Net loss for the period	$(258,578)	$(10,901)	$(7,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	7,366	3,526	-
Increase (decrease) in accrued payable	-	(10,000)	900
Net cash flows used in operating activities	(251,212)	(17,375)	(6,562)

Cash flows from financing activities
Increase in payable - related party	561,997	-	3,000
Proceeds from the issuance of common stock	100	-	-
Net cash flows provided by financing activities	562,097	-	3,000

Increase (decrease) in cash and cash equivalents	310,885	(17,375)	(3,562)

Cash and cash equivalents at beginning of period	-	328,260	399,055

Cash and cash equivalents at end of period	$310,885	$310,885	$395,493

Supplemental cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental non-cash transaction:
Conversion of debt to equity	$561,997	$-	$-

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2008
(Expressed in US Dollars)

Note 1.  Organization and Going Concern Uncertainties

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

On April 29, 2005, an Option Agreement (the “ISURF Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On September 30, 2008, the ISURF Agreement expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company does not anticipate renewal of the ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.  The Company is currently undertaking efforts to identify new commercial opportunities, including other innovative medical and health care technologies.

The Company has not generated any revenues and has an accumulated deficit of $258,578 as of November 30, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Note 2.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of MicroChannel Technologies Corporation, include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of November 30, 2008 and August 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three months ended November 30, 2008 and 2007 and for the cumulative period from February 28, 2005 (inception), to November 30, 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2008 Annual Report on Form 10-K.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.  The adoption of FSP 157-3 is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   FSP EITF 03-06-1 did not have any impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for new contracts entered into for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company adopted EITF 07-3 on September 1, 2008, the beginning of its fiscal year 2009.  The adoption of EITF 07-3 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 160 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS 141R to have a material effect on its financial statements.

Note 3.  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company does not have any stock options and warrants outstanding that would be anti-dilutive.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic net loss per share for the three months ended November 30, 2008 and 2007:

	Three months ended November 30,
	2008	2007

Numerator - net loss	$(10,901)	$(7,462)

Denominator - weighted average number of common shares outstanding	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)

Note 4.  Option Interest in Nerve Regeneration Technologies

On April 29, 2005, an Option Agreement (the “ISURF Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On October 13, 2005, the ISURF Agreement was amended to modify the payment due dates.   On November 12, 2007, the ISURF Agreement was amended to extend the ISURF Agreement to September 30, 2008 and increase the total amount due pursuant to the ISURF Agreement by $50,000 (the “Amended ISURF Agreement”). On September 30, 2008, the Amended ISURF Agreement expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the Amended ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company does not anticipate renewal of the Amended ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.

The consideration payable pursuant to the Amended ISURF Agreement is summarized as follows:

-	Payment of $2,000 in option fees upon execution of the ISURF Agreement;

-
Payment of $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 was payable in five equal installments of $10,000 each due every two months upon the execution of the Amended ISURF Agreement on November 12, 2007.  As of November 30, 2008, the Company has paid $155,839 pursuant to the original ISURF Agreement and $20,000 pursuant to the Amended ISURF Agreement.

-
Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  The Company did not initiate the second research project.

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the three months ended November 30, 2008, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  The Company did not incur any research and development expense pursuant to the Amended ISURF Agreement during the three months ended November 30, 2007. During the period from inception (February 28, 2005) to November 30, 2008, the Company recorded $175,839 as research and development expense and $2,000 as option fee expense pursuant to the Amended ISURF Agreement.

Note 5.  Related Party Transactions

During the three months ended November 30, 2008 and 2007, the Company incurred $6,000 and $3,000 as compensation for services that executive officers provided to the Company.

During the three months ended November 30, 2008 and 2007, the Company incurred $750 and $0 as compensation for services that a non-employee director provided to the Company.

As of November 30, 2008, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended November 30, 2008, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The Company is a development stage technology company focused on the identification, acquisition, and development of technologies and products which it believes have the potential for commercialization. The Company’s strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through cooperative research and development agreements.  Until September 30, 2008, the Company’s research and development activities were focused on technologies and products for peripheral and optic nerve damage and nerve regeneration, specifically the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology.  On September 30, 2008, the Option Agreement and Sponsored Project Agreement between the Company and ISURF expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of these agreements with ISURF, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company does not anticipate renewal of these agreements with ISURF.

The Company is currently undertaking efforts to identify new commercial opportunities, including other innovative medical and health care technologies.

The ISURF Nerve Regeneration Technology

On April 29, 2005, the Company entered into an Option Agreement with ISURF (the “ISURF Agreement”), pertaining to ISURF Nerve Regeneration Technology.  The ISURF Agreement granted the Company an exclusive worldwide option to obtain a license to make, use, and sell nerve regeneration products developed from the ISURF Nerve Regeneration Technology.  On October 13, 2005, the ISURF Agreement was amended to modify the payment due dates.   On November 12, 2007, the ISURF Agreement was amended to extend the ISURF Agreement to September 30, 2008 and increase the total amount due pursuant to the ISURF Agreement by $50,000 (the “Amended ISURF Agreement”). On September 30, 2008, the Amended ISURF Agreement expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the Amended ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company does not anticipate renewal of the Amended ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.

Pursuant to the terms of the Amended ISURF Agreement, the Company had the right to negotiate the terms of its license with ISURF upon payment of a flat fee of $2,000 (which was paid) and provide funding for two research projects that were being conducted at ISU through the Company’s Sponsored Project Agreement.

Under terms of the Amended ISURF Agreement, the Company agreed to fund two research projects at ISU, the first of which was titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”, in the amount of $205,839.  As of September 30, 2008, the expiration date of the Amended ISURF Agreement, the Company has paid $175,839 pursuant to the Amended ISURF Agreement.  Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company is not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the three months ended November 30, 2008, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Contingent upon satisfactory progress of the above project, the Company also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which would test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.  The Company did not initiate the second research project.

Results of Operation

Research and development resulted in income during the three months ended November 30, 2008, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Director and officer fees for the three months ended November 30, 2008 and 2007 were $6,750 and $3,000, which consisted entirely of fees paid to a non-employee director and executive officers for services rendered to the Company. See “Related Party Transactions” below.

Professional fees primarily consist of accounting and audit fees and legal fees.  Professional fees for the three months ended November 30, 2008 was $12,146 an increase of $5,709 from $6,437 during the same period in 2007.  The increase is substantially attributable to the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of approximately $3,400.

Other operating expenses for the three months ended November 30, 2008 was $2,423, an increase of $668, from $1,755 during the same period in 2007.  The increase is primarily the result of slight increases in travel and Securities and Exchange Commission filing fees, offset by a decrease in rent as a result of the Company closing its administration office in Vancouver, Canada, effective August 31, 2008.  Rent for the Vancouver, Canada administrative office was CAD$700 per month.

Interest income was $418 for the three months ended November 30, 2008, a decrease of $3,312 from $3,730 during the same period in 2007.  The decrease is the result of lower average monthly cash balances maintained during the three months ended November 30, 2008 and a decline in the interest rate on the Company’s interest-bearing cash accounts from the first quarter of 2008 to the first quarter of 2009.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $258,578 through November 30, 2008.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its technologies and expands.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of November 30, 2008, the Company had a cash balance of $310,885. The Company has financed its operations primarily from $400,000 received from Octillion Corp., its former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $17,375 for the three months ended November 30, 2008 compared to net cash used of $6,562 for the same period in 2007.  The increase in cash used in operating activities is substantially attributable to the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in increases in accounting fees.  In addition, there were slight increases in legal fees as well as non-employee director and executive officer fees.  See “Related Party Transactions” below.

Net cash provided by financing activities was $0 for the three months ended November 30, 2008 compared to net cash provided by financing activities of $3,000 for the same period in 2007, representing the amount owed to the then current President of the Company for services rendered during the quarter ended November 30, 2007.

Related Party Transactions

During the three months ended November 30, 2008 and 2007, the Company incurred $6,000 and $3,000 as compensation for services that executive officers provided to the Company.

During the three months ended November 30, 2008 and 2007, the Company incurred $750 and $0 as compensation for services that a non-employee director provided to the Company.

As of November 30, 2008, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Other Contractual Obligations

As of November 30, 2008, the Company does not have any contractual obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2:  “Presentation of Interim Information” to the Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly  authorized.

MicroChannel Technologies Corporation
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Date	Signature	Title

January 13, 2009	/s/ Meetesh Patel	President, Chief Executive Officer, Director
Meetesh Patel

January 13, 2009	/s/ David Gamache	Chief Financial Officer, Treasurer,
	David Gamache	Secretary, Director