Form 10-Q
period 2009-02-28
MICROCHANNEL TECHNOLOGIES CORP
filed 2009-04-13
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of Common Stock, par value $0.0001, were outstanding on April 1, 2009.

MICROCHANNEL TECHNOLOGIES CORPORATION
FORM 10-Q

For the Quarterly Period Ended February 28, 2009

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
FEBRUARY 28, 2009 AND AUGUST 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	February 28,	August 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$280,918	$328,260
Total current assets	280,918	328,260

Total assets	$280,918	$328,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$8,849	$3,840
Accrued payable	-	10,000
Total current liabilities	8,849	13,840

Commitments and Contingencies

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at February 28, 2009 and August 31, 2008	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(290,028)	(247,677)
Total stockholders' equity	272,069	314,420

Total liabilities and stockholders' equity	$280,918	$328,260

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		February 28, 2005
	February 28,	February 29,	February 28,	February 29,	(inception) to
	2009	2008	2009	2008	February 28, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses (income)
Option fee (Note 5)	-	-	-	-	2,000
Research and development (Note 5)	-	10,000	(10,000)	10,000	175,839
Director and officer fees- related party (Note 6)	6,750	3,700	13,500	6,700	30,700
Professional fees	21,596	14,218	33,742	20,655	69,024
Other operating expenses	3,104	2,831	5,527	4,586	21,405
Total operating expenses	31,450	30,749	42,769	41,941	298,968

Operating loss	(31,450)	(30,749)	(42,769)	(41,941)	(298,968)

Other income
Interest income	-	2,676	418	6,406	8,940
Total other income	-	2,676	418	6,406	8,940

Net loss	$(31,450)	$(28,073)	$(42,351)	$(35,535)	$(290,028)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	$5,386	$556,711	$(247,677)	$314,420

Net loss for the six months ended February 28, 2009	-	-	-	(42,351)	(42,351)

Balance, February 28, 2009	53,864,600	$5,386	$556,711	$(290,028)	$272,069

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2009
(Expressed in US Dollars)
(Unaudited)

			Cumulative
	Six Months Ended		February 28, 2005
	February 28,	February 29,	(inception) to
	2009	2008	February 28, 2009

Cash flows from operating activities
Net loss	$(42,351)	$(35,535)	$(290,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	5,009	-	8,849
Increase (decrease) in accrued payable	(10,000)	11,000	-
Net cash flows used in operating activities	(47,342)	(24,535)	(281,179)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash flows provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(47,342)	(24,535)	280,918

Cash and cash equivalents at beginning of period	328,260	399,055	-

Cash and cash equivalents at end of period	$280,918	$374,520	$280,918

Supplemental cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009
(Expressed in US Dollars)
(Unaudited)

Note 1.  Organization and Nature of Operations

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

On April 29, 2005, an Option Agreement (the “ISURF Agreement”) was executed between Iowa State University Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On September 30, 2008, the ISURF Agreement expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company did not renew the ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.  The Company is currently undertaking efforts to identify new commercial opportunities, including other innovative medical and health care technologies.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $290,028 as of February 28, 2009, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it continues to identify and develop new technologies. To date, the Company’s cash flow requirements have been met by $400,000 received from Octillion Corp., its former parent company.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans provide the opportunity for the Company to continue as a going concern for the next twelve months. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of MicroChannel Technologies Corporation, include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of February 28, 2009 and August 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and six months ended February 28, 2009 and February 29, 2008 and for the cumulative period from February 28, 2005 (inception), to February 28, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on March 1, 2009, the beginning of its fiscal year 2010. In October 2008, the FASB issued SFAS Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its financial statements.  The guidance in FSP 157-3 is effective immediately and did not have a material effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.”   FSP EITF 03-06-1 must be adopted for reporting periods beginning after December 15, 2008.  FSP EITF 03-06-1 will not have any impact on the Company’s financial statements.

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

Note 4.  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company does not have any stock options or warrants outstanding that would be anti-dilutive.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic net loss per share for the three and six months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Numerator - net loss	$(31,450)	$(28,073)	$(42,351)	$(35,535)

Denominator - weighted average number of common shares outstanding	53,864,600	53,864,600	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Note 5.  Option Interest in Nerve Regeneration Technologies

On April 29, 2005, an Option Agreement (the “ISURF Agreement”) was executed between Iowa State University Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On October 13, 2005, the ISURF Agreement was amended to modify the payment due dates.   On November 12, 2007, the ISURF Agreement was amended to extend the ISURF Agreement to September 30, 2008 and increase the total amount due pursuant to the ISURF Agreement by $50,000 (the “Amended ISURF Agreement”). On September 30, 2008, the Amended ISURF Agreement expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the Amended ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company did not renew the Amended ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.
The consideration payable pursuant to the Amended ISURF Agreement is summarized as follows:

-	Payment of $2,000 in option fees upon execution of the ISURF Agreement;

-
Payment of $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 was payable in five equal installments of $10,000 each due every two months upon the execution of the Amended ISURF Agreement on November 12, 2007.  As of February 28, 2009, the Company had paid $155,839 pursuant to the original ISURF Agreement and $20,000 pursuant to the Amended ISURF Agreement.

-
Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”. The Company did not initiate the second research project.

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the three months ended February 28, 2009, the Company did not record any research and development expense pursuant to the Amended ISURF Agreement.  During the six months ended February 28, 2009, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  During the three and six months ended February 29, 2008 the Company recorded research and development expense of $10,000 pursuant to the Amended ISURF Agreement. During the period from inception (February 28, 2005) to February 28, 2009, the Company recorded $175,839 as research and development expense and $2,000 as option fee expense pursuant to the Amended ISURF Agreement.

Note 6.  Related Party Transactions

Director and officer fees

During the three and six months ended February 28, 2009, the Company incurred $6,000 and $12,000 as compensation for services that executive officers provided to the Company. During the three and six months ended February 29, 2008, the Company incurred $3,000 and $6,000 as compensation for services that executive officers provided to the Company.

During the three and six months ended February 28, 2009, the Company incurred $750 and $1,500 as compensation for services that a non-employee director provided to the Company.  During the three and six months ended February 29, 2008, the Company incurred $700 and $700 as compensation for services that a non-employee director provided to the Company.

As of February 28, 2009, the Company owed $2,500 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ended February 28, 2009 and February 29, 2008, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

MicroChannel Technologies Corporation (the “Company”) was formed as a wholly-owned subsidiary of Octillion Corp. Octillion Corp. spun off the Company’s issued and outstanding shares to Octillion’s shareholders on December 18, 2007.  The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005.

The Company is a development stage technology company focused on the identification, acquisition, and development of technologies and products which it believes have the potential for commercialization. The Company’s strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through cooperative research and development agreements.  Until September 30, 2008, the Company’s research and development activities were focused on technologies and products for peripheral and optic nerve damage and nerve regeneration, specifically the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology. On September 30, 2008, the Option Agreement and Sponsored Project Agreement between the Company and ISURF expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of these agreements with ISURF, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company did not renew these agreements with ISURF.

The Company is currently undertaking efforts to identify new commercial opportunities, including other innovative medical and health care technologies.

The ISURF Nerve Regeneration Technology

On April 29, 2005, the Company entered into an Option Agreement with ISURF (the “ISURF Agreement”), pertaining to ISURF Nerve Regeneration Technology.  The ISURF Agreement granted the Company an exclusive worldwide option to obtain a license to make, use, and sell nerve regeneration products developed from the ISURF Nerve Regeneration Technology.  On October 13, 2005, the ISURF Agreement was amended to modify the payment due dates.   On November 12, 2007, the ISURF Agreement was amended to extend the ISURF Agreement to September 30, 2008 and increase the total amount due pursuant to the ISURF Agreement by $50,000 (the “Amended ISURF Agreement”). On September 30, 2008, the Amended ISURF Agreement expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the Amended ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company did not renew the Amended ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.

Pursuant to the terms of the Amended ISURF Agreement, the Company had the right to negotiate the terms of its license with ISURF upon payment of a flat fee of $2,000 (which was paid) and provide funding for two research projects that were being conducted at ISU through the Company’s Sponsored Project Agreement.

Under terms of the Amended ISURF Agreement, the Company agreed to fund two research projects at ISU, the first of which was titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”, in the amount of $205,839.  As of September 30, 2008, the expiration date of the Amended ISURF Agreement, the Company had paid $175,839 pursuant to the Amended ISURF Agreement.  Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Upon termination of the Amended ISURF Agreement, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Contingent upon satisfactory progress of the above project, the Company also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which would test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.  The Company did not initiate the second research project.

Results of Operation

A summary of the Company’s operating expense for the three and six months ended February 28, 2009 and February 29, 2008 was as follows:

	Three Months Ended			Six Months Ended
	February 28,	February 29,	Percentage	February 28,	February 29,	Percentage
	2009	2008	Change	2009	2008	Change

Operating expenses (income)
Research and development	$-	$10,000	(100)%	$(10,000)	$10,000	*	%
Director and officer fees - related party	6,750	3,700	82	13,500	6,700	101
Professional fees	21,596	14,218	52	33,742	20,655	63
Other operating expenses	3,104	2,831	10	5,527	4,586	21
Total operating expenses	$31,450	$30,749	2%	$42,769	$41,941	2%

* Not meaningful

Research and development

Research and development costs represent costs incurred to develop the Company’s technology incurred pursuant to its research agreement with ISURF. The agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

Research and development resulted in income during the six months ended February 28, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  Research and development for the three and six months ended February 29, 2008 is comprised entirely of payments made pursuant to the ISURF Research Agreement.

Director and officer fees – related party

The Chief Executive Officer receives $1,250 per month for his services as an executive officer. The Chief Financial Officer receives $750 per month for his services as an executive officer.

During the three and six months ended February 28, 2009, the Company incurred $6,000 and $12,000 as compensation for services that executive officers provided to the Company. During the three and six months ended February 29, 2008, the Company incurred $3,000 and $6,000 as compensation for services that executive officers provided to the Company.

Non-employee directors receive $250 per month for their services as directors.

During the three and six months ended February 28, 2009, the Company incurred $750 and $1,500 as compensation for services that a non-employee director provided to the Company.  During the three and six months ended February 29, 2008, the Company incurred $700 and $700 as compensation for services that a non-employee director provided to the Company.

Professional fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees.

Professional fees increased during the three and six months ended February 28, 2009 compared to the same periods in 2008 substantially as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of approximately $4,100 and $9,900 for the three and six months ended February 28, 2009 compared to the same periods in 2008.  Legal fees increased approximately $5,700 and $7,800 during the three and six months ended February 28, 2009 compared to the same periods in 2008 due to the increased utilization of legal counsel for preparation and review of required filings with the Securities and Exchange Commission.  These increases were offset by decreases in transfer agent fees of approximately $2,900 and $2,700 for the three and six months ended February 28, 2009 compared to the same periods in 2008. Transfer agent fees incurred during the three and six months ended February 29, 2008 were substantially due to fees incurred related to the spin off of MicroChannel from Octillion Corp. on December 18, 2007.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, office supplies, information technology related fees and other administrative costs.

Other income

Interest income

Interest income was $0 and $418 for the three and six months ended February 28, 2009 compared to $2,676 and 6,406 during the same periods in 2008.  The decrease in interest income is due to the Company closing its administrative office in Vancouver, British Columbia, Canada.  As of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to a non-interest bearing bank account at a U.S. financial institution.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $290,028 through February 28, 2009.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues to identify and develop new technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank, which the Company anticipates will be sufficient to fund its operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: the time and investment required to invest in the Company’s future research and development projects; to recruit and train qualified management personnel; and the Company's ability to compete against other, better capitalized corporations in similar businesses.

As of February 28, 2009, the Company had a cash balance of $280,918. The Company has financed its operations primarily from $400,000 received from Octillion Corp., its former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $47,342 for the six months ended February 28, 2009 compared to net cash used of $24,535 for the same period in 2008.  The increase in cash used in operating activities is substantially attributable to the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees.  In addition, there was an increase in legal fees as well as non-employee director and executive officer fees.  See “Related Party Transactions” below.

Related Party Transactions

Director and officer fees

During the three and six months ended February 28, 2009, the Company incurred $6,000 and $12,000 as compensation for services that executive officers provided to the Company. During the three and six months ended February 29, 2008, the Company incurred $3,000 and $6,000 as compensation for services that executive officers provided to the Company.

During the three and six months ended February 28, 2009, the Company incurred $750 and $1,500 as compensation for services that a non-employee director provided to the Company.  During the three and six months ended February 29, 2008, the Company incurred $700 and $700 as compensation for services that a non-employee director provided to the Company.

As of February 28, 2009, the Company owed $2,500 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Other Contractual Obligations

As of February 28, 2009, the Company does not have any contractual obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3. “Presentation of Interim Information” to the Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of February 28, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

____________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

MicroChannel Technologies Corporation
(Registrant)

April 13, 2009	By: /s/ Meetesh Patel
Meetesh Patel
President, Chief Executive Officer, Director

April 13, 2009	/s/ David Gamache
David Gamache
Chief Financial Officer, Treasurer, Secretary,
Director