Form 10-Q
period 2009-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2009-07-14
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-146404
____________________

MICROCHANNEL TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3905 National Drive, Suite 110 Burtonsville, MD	20866
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of Common Stock, par value $0.0001, were outstanding on July 1, 2009.

MICROCHANNEL TECHNOLOGIES CORPORATION
FORM 10-Q

For the Quarterly Period Ended May 31, 2009

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
MAY 31, 2009 AND AUGUST 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$258,231	$328,260
Total current assets	258,231	328,260

Total assets	$258,231	$328,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,376	$3,840
Accrued payable	-	10,000
Total current liabilities	4,376	13,840

Commitments and Contingencies

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at May 31, 2009 and August 31, 2008	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(308,242)	(247,677)
Total stockholders' equity	253,855	314,420

Total liabilities and stockholders' equity	$258,231	$328,260

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative February 28, 2005
	May 31,		May 31,		(inception) to
	2009	2008	2009	2008	May 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses (income)
Option fee	-	-	-	-	2,000
Research and development	-	20,000	(10,000)	30,000	175,839
Director and officer fees- related party	6,750	3,750	20,250	10,450	37,450
Professional fees	9,338	3,777	43,804	25,117	79,771
Other operating expenses	2,126	3,453	6,929	7,354	22,122
Total operating expenses	18,214	30,980	60,983	72,921	317,182

Loss from operations	(18,214)	(30,980)	(60,983)	(72,921)	(317,182)

Other income
Interest income	-	1,176	418	7,582	8,940
Total other income	-	1,176	418	7,582	8,940

Net loss	$(18,214)	$(29,804)	$(60,565)	$(65,339)	$(308,242)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Common Stock		Additional	Deficit accumulated during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the nine months ended May 31, 2009	-	-	-	(60,565)	(60,565)

Balance, May 31, 2009	53,864,600	$5,386	$556,711	$(308,242)	$253,855

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2009
(Expressed in US Dollars)
(Unaudited)

	Nine Months Ended		Cumulative February 28, 2005
	May 31,		(inception) to
	2009	2008	May 31, 2009

Cash flows from operating activities
Net loss	$(60,565)	$(65,339)	$(308,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	536	-	4,376
Increase (decrease) in accrued payable	(10,000)	11,500	-
Net cash used in operating activities	(70,029)	(53,839)	(303,866)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(70,029)	(53,839)	258,231

Cash and cash equivalents at beginning of period	328,260	399,055	-

Cash and cash equivalents at end of period	$258,231	$345,216	$258,231

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009
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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $308,242 as of May 31, 2009, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of MicroChannel Technologies Corporation, include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of May 31, 2009 and August 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and nine months ended May 31, 2009 and 2008 and for the cumulative period from February 28, 2005 (inception), to May 31, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on September 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its financial statements.  In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive.  The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s financial statements.  In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustments to estimate fair value.  FSP 157-4 supersedes FSP 157-3 and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 157-4 on June 1, 2009, the beginning of its fourth quarter ended August 31, 2009.  The Company does not expect the application of FSP 157-4 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments".  FSP 107-1 amends SFAS 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its Form 10-K for the year ending August 31, 2009.

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

Following is the computation of basic net loss per share for the three and nine months ended May 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008

Numerator - net loss	$(18,214)	$(29,804)	$(60,565)	$(65,339)

Denominator - weighted average number of common shares outstanding - basic	53,864,600	53,864,600	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

-
Payment of $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 was payable in five equal installments of $10,000 each due every two months upon the execution of the Amended ISURF Agreement on November 12, 2007.  As of May 31, 2009, the Company had paid $155,839 pursuant to the original ISURF Agreement and $20,000 pursuant to the Amended ISURF Agreement.

-
Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  The Company did not initiate the second research project.

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the three months ended May 31, 2009, the Company did not record any research and development expense pursuant to the Amended ISURF Agreement.  During the nine months ended May 31, 2009, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  During the three and nine months ended May 31, 2008 the Company recorded research and development expense of $20,000 and $30,000, respectively, pursuant to the Amended ISURF Agreement. During the period from inception (February 28, 2005) to May 31, 2009, the Company recorded $175,839 as research and development expense and $2,000 as option fee expense pursuant to the Amended ISURF Agreement.

Note 6.  Related Party Transactions

Director and officer fees

During the three and nine months ended May 31, 2009, the Company incurred $6,000 and $18,000 as compensation for services that executive officers provided to the Company.  During the three and nine months ended May 31, 2008, the Company incurred $3,000 and $9,000 as compensation for services that executive officers provided to the Company.

During the three and nine months ended May 31, 2009, the Company incurred $750 and $2,250 as compensation for services that a non-employee director provided to the Company.  During the three and nine months ended May 31, 2008, the Company incurred $750 and $1,450 as compensation for services that a non-employee director provided to the Company.

As of May 31, 2009, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ended May 31, 2009 and 2008, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Under terms of the Amended ISURF Agreement, the Company agreed to fund two research projects at ISU, the first of which was titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration,” in the amount of $205,839.  As of September 30, 2008, the expiration date of the Amended ISURF Agreement, the Company had paid $175,839 pursuant to the Amended ISURF Agreement.  Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Upon termination of the Amended ISURF Agreement, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Contingent upon satisfactory progress of the above project, the Company also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which would test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.  The Company did not initiate the second research project.

Results of Operation

A summary of the Company’s operating expense for the three and nine months ended May 31, 2009 and 2008 was as follows:

	Three Months Ended				Nine Months Ended
	May 31,		Percentage		May 31,		Percentage
	2009	2008	Change		2009	2008	Change

Operating expenses (income)
Research and development	$-	$20,000	(100	) %	$(10,000)	$30,000	*	%
Director and officer fees - related party	6,750	3,750	80		20,250	10,450	94
Professional fees	9,338	3,777	147		43,804	25,117	74
Other operating expenses	2,126	3,453	(38)		6,929	7,354	(6)
Total operating expenses	$18,214	$30,980	(41	) %	$60,983	$72,921	(16	) %

* Not meaningful

Research and development

Research and development costs represent costs incurred to develop the Company’s technology incurred pursuant to its research agreement with ISURF. The ISURF Agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

Research and development resulted in income during the nine months ended March 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  Research and development for the three and nine months ended May 31, 2008 is comprised entirely of payments made pursuant to the ISURF Research Agreement.

Director and officer fees – related party

The Chief Executive Officer receives $1,250 per month for his services as an executive officer. The Chief Financial Officer receives $750 per month for his services as an executive officer.

During the three and nine months ended May 31, 2009, the Company incurred $6,000 and $18,000 as compensation for services that executive officers provided to the Company.  During the three and nine months ended May 31, 2008, the Company incurred $3,000 and $9,000 as compensation for services that executive officers provided to the Company.

Non-employee directors receive $250 per month for their services as directors.

During the three and nine months ended May 31, 2009, the Company incurred $750 and $2,250 as compensation for services that a non-employee director provided to the Company.  During the three and nine months ended May 31, 2008, the Company incurred $750 and $1,450 as compensation for services that a non-employee director provided to the Company.

Professional fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees.

Professional fees increased during the three and nine months ended May 31, 2009 compared to the same periods in 2008 substantially as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of approximately $2,700 and $13,300 for the three and nine months ended May 31, 2009 compared to the same periods in 2008.  Legal fees increased approximately $2,100 and $9,900 during the three and nine months ended May 31, 2009 compared to the same periods in 2008 due to the increased utilization of legal counsel for preparation and review of required filings with the Securities and Exchange Commission.  The increase in professional fees for the nine months ended May 31, 2009 compared to the same period in 2008 was offset by a decrease in transfer agent fees of approximately $2,900.  Transfer agent fees incurred during the nine months ended May 31, 2008 were substantially due to fees incurred related to the spin off of MicroChannel from Octillion Corp. on December 18, 2007.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, office supplies, information technology related fees and other administrative costs.

Other income

Interest income

Interest income was $0 and $418 for the three and nine months ended May 31, 2009 compared to $1,176 and $7,582 during the same periods in 2008.  The decrease in interest income is due to the Company closing its administrative office in Vancouver, British Columbia, Canada.  As of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to a non-interest bearing bank account at a U.S. financial institution.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $308,242 through May 31, 2009.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues to identify and develop new technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank.  At May 31, 2009, the Company had cash and cash equivalents balance of $258,231. The Company has financed its operations primarily from $400,000 received from Octillion Corp., its former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $70,029 for the nine months ended May 31, 2009 compared to net cash used of $53,839 for the same period in 2008.  The increase in cash used in operating activities is substantially attributable to the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees.  In addition, there was an increase in legal fees as well as non-employee director and executive officer fees.  See “Related Party Transactions” below.

Related Party Transactions

Director and officer fees

During the three and nine months ended May 31, 2009, the Company incurred $6,000 and $18,000 as compensation for services that executive officers provided to the Company.  During the three and nine months ended May 31, 2008, the Company incurred $3,000 and $9,000 as compensation for services that executive officers provided to the Company.

During the three and nine months ended May 31, 2009, the Company incurred $750 and $2,250 as compensation for services that a non-employee director provided to the Company.  During the three and nine months ended May 31, 2008, the Company incurred $750 and $1,450 as compensation for services that a non-employee director provided to the Company.

As of May 31, 2009, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Other Contractual Obligations

At May 31, 2009, the Company does not have any contractual obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3.  “Presentation of Interim Information” to the Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

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

MicroChannel Technologies Corporation
(Registrant)

July 14, 2009	By: /s/ Meetesh Patel
Meetesh Patel
President, Chief Executive Officer, Director

July 14, 2009	/s/ David Gamache
David Gamache
Chief Financial Officer, Treasurer, Secretary,
Director