Form 10-K
period 2009-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2009-11-24
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(888) 522-6422

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class_____________	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.).  Yes ☒No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 27, 2009 was $684,600.

As of November 18, 2009, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

PART I

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2009, and specifically in the item entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Item 1.  Business

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

The Company is currently reviewing various biotechnologies and evaluating possible sponsored research arrangements with a number of educational institutions.  However, no assurance can be given that the Company will be able to identify a technology which will be commercially viable and with respect to which it can negotiate a sponsored research agreement on terms and conditions acceptable to the Company.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology incurred pursuant to its research agreement with ISURF. The ISURF Agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. The Company charges all research and development expenses to operations as they are incurred, except for prepayments, which are capitalized and amortized over the applicable period.

Research and development resulted in income of $10,000 during the year ended August 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  Research and development expense for the year ended August 31, 2008 and from the period of inception (February 28, 2005) to August 31, 2009 was $30,000 and $175,839, respectively. Research and development expense for these periods is comprised entirely of payments made pursuant to the ISURF Research Agreement.

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

Government and Safety Regulations

The Company is focusing its resources in an area subject to substantial governmental regulation.  The Company’s ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory provisions governing The Company’s research and development processes, as well as approval, manufacture and marketing of any products derived from such research and development activities.

Employees and Consultants

As of August 31, 2009, the Company does not have any employees. The Company’s President and Chief Executive Officer and Chief Financial Officer do not personally conduct any research activities.

The Company generally depends upon certain key collaborating scientific personnel, who are not employed by the Company, with respect to the continuing research and development efforts of the Company.

Item 2.  Properties

The Company's corporate office is located at 3905 National Drive, Suite 110, Burtonsville, MD, 20866.  This premise is leased by the MVP Law Group, P.A, of which the Chief Executive Officer of the Company is the founder.  The MVP Law Group, P.A. does not currently charge the Company rent to utilize this space.

Until August 31, 2008, the Company’s administrative office was located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise in Vancouver, British Columbia is owned by a private corporation controlled by a former director and former majority shareholder of the Company.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada.

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, the Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of the Company’s properties that could affect its operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on the Company’s financial position, results of operations or cash flow at this time. Furthermore, the Company does not believe that there are any proceedings to which any of the Company’s directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of the Company’s common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during its fiscal fourth quarter of the year ended August 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock began trading on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “MCTC” on June 23, 2008.

The following table sets forth the high and low sale prices for the Company's common stock from the inception of trading (June 23, 2008) through August 31, 2009, as reported by the OTCBB:

	High	Low

Fiscal Year Ended August 31, 2009
First Quarter 2009 (September 1 – November 30, 2008)	$0.18	$0.04
Second Quarter 2009 (December 1 – February 28, 2009)	$0.06	$0.01
Third Quarter 2009 (March 1, 2009 – May 31, 2009)	$0.05	$0.01
Fourth Quarter 2009 (June 1 – August 31, 2009)	$0.14	$0.01

Fiscal Year Ended August 31, 2008
Fourth Quarter 2008 (June 23 – August 31, 2008)	$0.47	$0.16

As of November 17, 2009, there were approximately 41 stockholders of record of the Company's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2009, the Company does not have an incentive stock option plan and has not granted any warrants or other rights to employees, directors or consultants.

Item 7.   Management's Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of MicroChannel Technologies Corporation. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s financial statements and the accompanying notes to the financial statements included in Item 8 of this Form 10-K.

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

Results of Operation

A summary of the Company’s operating expense for the years ended August 31, 2009 and 2008 was as follows:

	Year Ended
	August 31,		Percentage
	2009	2008	Change

Operating expenses (income)
Research and development	$(10,000)	$30,000	*	%
Director and officer fees - related party	27,000	16,200	67
Professional fees	52,342	35,967	46
Other operating expenses	8,669	10,897	(20)
Total operating expenses	$78,011	$93,064	(16)%

* Not meaningful

Research and development

Research and development costs represent costs incurred to develop the Company’s technology incurred pursuant to its former research agreement with ISURF. The ISURF Agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair, and other costs. The Company charges all research and development expenses to operations as they are incurred, except for prepayments, which are capitalized and amortized over the applicable period.

Research and development resulted in income of $10,000 during the year ended August 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  Research and development expense for the year ended August 31, 2008 was $30,000 and is comprised entirely of payments made pursuant to the ISURF Research Agreement.

Director and officer fees – related party

The Chief Executive Officer receives $1,250 per month for his services as an executive officer. The Chief Financial Officer receives $750 per month for his services as an executive officer.

During the years ended August 31, 2009 and 2008, the Company incurred $24,000 and $14,000 as compensation for services that executive officers provided to the Company.

Non-employee directors receive $250 per month for their services as directors.

During the years ended August 31, 2009 and 2008, the Company incurred $3,000 and $2,200 as compensation for services that a non-employee director provided to the Company.

Professional fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees.

Professional fees increased during the year ended August 31, 2009 compared to the year ended August 31, 2008 substantially as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of approximately $17,000 for the year ended August 31, 2009 compared to the prior year.  Legal fees increased approximately $3,000 during the year ended August 31, 2009 compared to the prior year due to the increased utilization of legal counsel for preparation and review of required filings with the Securities and Exchange Commission.  The increase in accounting and legal fees for the year ended August 31, 2009 compared to the prior year was offset by a decrease in transfer agent fees of approximately $2,800.  Transfer agent fees incurred during the year ended August 31, 2008 were substantially due to fees incurred related to the spin off of MicroChannel from Octillion Corp. on December 18, 2007.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, office supplies, information technology related fees and other administrative costs.

Other income

Interest income

Interest income was $418 for the year ended August 31, 2009 compared to $8,429 for the year ended August 31, 2008.  The decrease in interest income is due to the Company closing its administrative office in Vancouver, British Columbia, Canada.  As of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to a non-interest bearing bank account at a U.S. financial institution.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $325,270 through August 31, 2009.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues to identify and develop new technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank.  At August 31, 2009, the Company had a cash and cash equivalents balance of $241,845. The Company has financed its operations primarily from $400,000 received from Octillion Corp., its former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $86,415 for the year ended August 31, 2009 compared to net cash used of $70,795 for the year ended August 31, 2008.  The increase in cash used in operating activities is substantially attributable to the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees.  In addition, there was an increase in legal fees as well as non-employee director and executive officer fees.  See “Related Party Transactions” below.

Related Party Transactions

Director and officer fees

During the years ended August 31, 2009 and 2008, the Company incurred $24,000 and $14,000 as compensation for services that executive officers provided to the Company.

During the years ended August 31, 2009 and 2008, the Company incurred $3,000 and $2,200 as compensation for services that a non-employee director provided to the Company.

As of August 31, 2009, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

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

Other Contractual Obligations

At August 31, 2009, the Company does not have any contractual obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3. “Summary of Significant Accounting Policies” to the Financial Statements in this Form 10-K.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	13
Balance Sheets as of August 31, 2009 and 2008	14
Statements of Operations for the Years Ended August 31, 2009 and 2008
and the Cumulative Period from Inception (February 28, 2005) to August 31, 2009	15
Statements of Stockholders’ Equity (Deficit)
from Inception (February 28, 2005) to August 31, 2009	16
Statements of Cash Flows for the Years Ended August 31, 2009 and 2008
and the Cumulative Period from Inception (February 28, 2005) to August 31, 2009	17
Notes to Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MicroChannel Technologies Corporation

Burtonsville, Maryland

We have audited the accompanying balance sheets of MicroChannel Technologies Corporation ("the Company") (a development stage company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since inception and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 24, 2009

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
AUGUST 31, 2009 AND 2008
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$ 241,845	$ 328,260
Total current assets	241,845	328,260

Total assets	$ 241,845	$ 328,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 5,018	$ 3,840
Accrued payable	-	10,000
Total current liabilities	5,018	13,840

Commitments and Contingencies

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at August 31, 2009 and August 31, 2008	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(325,270)	(247,677)
Total stockholders' equity	236,827	314,420

Total liabilities and stockholders' equity	$ 241,845	$ 328,260

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2009
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2009	2008	August 31, 2009

Revenue	$ -	$ -	$ -

Operating expenses (income)
Option fee	-	-	2,000
Research and development	(10,000)	30,000	175,839
Director and officer fees - related party	27,000	16,200	44,200
Professional fees	52,342	35,967	88,310
Other operating expenses	8,669	10,897	23,861
Total operating expenses	78,011	93,064	334,210

Loss from operations	(78,011)	(93,064)	(334,210)

Other income
Interest income	418	8,429	8,940
Total other income	418	8,429	8,940

Net loss	$ (77,593)	$ (84,635)	$ (325,270)

Net loss per common share: basic	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2009
(Expressed in U.S. Dollars)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$ 5,386	$ (5,286)	$ -	$ 100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	$ 5,386	$ 556,711	$ (325,270)	$ 236,827

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2009
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2009	2008	August 31, 2009

Cash flows from operating activities
Net loss	$ (77,593)	$ (84,635)	$ (325,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	1,178	3,840	5,018
Increase (decrease) in accrued payable	(10,000)	10,000	-
Net cash used in operating activities	(86,415)	(70,795)	(320,252)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(86,415)	(70,795)	241,845

Cash and cash equivalents at beginning of period	328,260	399,055	-

Cash and cash equivalents at end of period	$ 241,845	$ 328,260	$ 241,845

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$ -	$ -	$ 561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2009 and 2008

(Expressed in U.S. Dollars)

Note 1.  Organization and Description of Business

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $325,270 as of August 31, 2009, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments.  Actual results may differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of August 31, 2009 and 2008.  On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

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

The Company has the following financial instruments: cash and cash equivalents and accounts payable.  The carrying value of these instruments approximates their fair value based on their liquidity.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair, and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development resulted in income of $10,000 during the year ended August 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  Research and development expense for the year ended August 31, 2008 and from inception (February 28, 2005) to August 31, 2009 was $30,000 and $175,839, respectively, and is comprised entirely of payments made pursuant to the ISURF Research Agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company accounts for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). See Note 6. “Income Taxes” for further discussion.

Net Loss per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. See Note 3. “Net Loss Per Share” for further discussion.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for the years ended August 31, 2009 and 2008.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162” (SFAS 168).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS 168, effective September 1, 2009, the beginning of its first quarter ended November 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, results of operations, or cash flows. In accordance with SFAS 165, the Company has evaluated subsequent events through November 24, 2009, which is the date on which these financial statements were issued.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on September 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its financial statements.  In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive.  The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s financial statements.  In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustments to estimate fair value.  FSP 157-4 supersedes FSP 157-3 and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 on June 1, 2009, the beginning of its fourth quarter ended August 31, 2009.  The application of FSP 157-4 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments".  FSP 107-1 amends SFAS 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures pursuant to FSP 107-1 in this Form 10-K for the year ended August 31, 2009.

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

Following is the computation of basic net loss per share for the years ended August 31, 2009 and 2008:

	Year Ended
	August 31,
	2009	2008

Numerator - net loss	$(77,593)	$(84,635)

Denominator - weighted average number
of common shares outstanding - basic	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)

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

-       Payment of $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 was payable in five equal installments of $10,000 each due every two months upon the execution of the Amended ISURF Agreement on November 12, 2007.  As of August 31, 2009, the Company had paid $155,839 pursuant to the original ISURF Agreement and $20,000 pursuant to the Amended ISURF Agreement.

-          Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  The Company did not initiate the second research project.

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  During the year ended August 31, 2009, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  During the year ended August 31, 2008 and the period from inception (February 28, 2005) to August 31, 2009, the

Company recorded research and development expense of $30,000 and $175,839, respectively, pursuant to the Amended ISURF Agreement.

Note 5: Related Party Transactions

During the years ended August 31, 2009 and 2008, the Company incurred $24,000 and $14,000 as compensation for services that executive officers provided to the Company.  Please refer to “ITEM 11: EXECUTIVE COMPENSATION”.

During the years ended August 31, 2009 and 2008, the Company incurred $3,000 and $2,200 as compensation for services that a non-employee director provided to the Company.  Please refer to “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

As of August 31, 2009, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

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

Note 6: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at August 31, 2009 and 2008 are as follows:

	Year Ended
	August 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$53,918	$19,819
Capitalized research and development	10,236	14,875
Accrued research and development fees	—	3,400
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	66,117	40,057
Less: valuation allowance	(66,117)	(40,057)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $26,060 and $40,057 for the years ended August 31, 2009 and 2008.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2009 available to offset future federal taxable income, if any, of $158,584, which will begin to expire during the year ended August 31, 2027.  Accordingly, there is no current tax expense for the years ended August 31, 2009 and 2008.  In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2009, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2009 and 2008.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2009 and 2008:

	Year Ended
	August 31,
	2009	2008

Income tax benefit at statutory rate	$26,382	$38,094
Research and development credit	-	1,963
Non-deductible meals and entertainment	(322)	-
Change in valuation allowance	(26,060)	(40,057)
	$-	$-

The fiscal years 2006 through 2009 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

Note 7. Subsequent Events

The Company has evaluated subsequent events through November 24, 2009, which is the date on which these financial statements were issued.  There have not been any events subsequent to August 31, 2009 that would require additional disclosure in the financial statements or that would have a material impact on the Company’s financial position as of August 31, 2009 and 2008, and the results of operations, or cash flows for the years ended August 31, 2009 and 2008.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

  PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of August 31, 2009, the members of the Company’s board of directors and its executive officers were as follows:

Name	Age	Position With Company	Director Since
Meetesh Patel	35	President, Chief Executive Officer, Director	August 5, 2008
David Gamache	59	Chief Financial Officer, Director	August 5, 2008
Pattiann Hiranandani	50	Director	September 6, 2007

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years:

Meetesh Patel.  Mr. Patel completed his Bachelor of Arts Degree in Government and Politics with an emphasis in International Relations from the University of Maryland, College Park in 1997, and earned his law degree from American University, Washington College of Law, Washington, D.C. in 2000. Mr. Patel is a member of the Maryland State Bar and the District of Columbia Bar. Mr. Patel is the founder and managing attorney of the MVP Law Group, P.A., an innovative e-law firm that represents businesses within the United States and throughout the world. Mr. Patel has been managing the MVP Law Group since its inception in April 2003 to present. Since August 5, 2008, Mr. Patel has served as the President, Chief Executive Officer and a Director of Microchannel Technologies Corporation. Effective October 15, 2008, Mr. Patel is also the Chief Executive Officer and President of New Energy Technologies.

David Gamache.  From August 2001 until present, Mr. Gamache has been the owner of Allen Lee Group.  Allen Lee Group does business coaching, business consulting, and health coaching with various multi-level marketing companies. From March 2007 to June 2008 Mr. Gamache was President, Treasurer, and Director of Lake Victoria Mining Company, Inc.  Lake Victoria Mining Company, Inc. is an exploration gold company doing business in Tanzania, Africa.  From June 2008 to present, Mr. Gamache is President, Treasurer, and Director of Kibo Resources Company, Inc.  Kibo Resources is an exploration gold company doing business in Tanzania, Africa.

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

Family Relationships and Other Matters

There are no family relationships among or between any of the Company’s officers and directors.

Legal Proceedings

During the past five years none of the Company’s directors, executive officers, or promoters have been:

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

COMPENSATION OF NON-EMPLOYEE DIRECTORS

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

  Compensation should align the directors’ interests with the long-term interests of stockholders; and

  Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive $250 per month for their services as directors.  The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board.

During the year ended August 31, 2009, the Company paid $3,000 to Pattiann Hiranandani as compensation for services rendered as a non-employee director.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company’s officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. To obtain a copy of the Company’s Code of Ethics contact the Company’s Chief Executive Officer, Meetesh Patel, 3905 National Drive, Suite 110, Burtonsville, MD  20866.

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Guidelines applicable to its Board of Directors. To obtain a copy of the Company’s Corporate Governance Guidelines contact the Company’s Chief Executive Officer, Meetesh Patel, 3905 National Drive, Suite 110, Burtonsville, MD  20866.

Director Independence

The Company is not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that Mrs. Pattiann Hiranandani is independent from the Company’s management and qualifies as an “independent directors” under the standards of independence under the applicable FINRA listing standards.  This means that, in the judgment of the Board of Directors, Mrs. Hiranandani is not (1) an officer or employee of the Company or its subsidiaries and (2) does not have any direct or indirect relationship with the Company that would interfere with the exercise of her independent judgment in carrying out the responsibilities of a director.  Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended August 31, 2009, the Board held one meeting.  All members of the Board attended this meeting of the Board.

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

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at MicroChannel Technologies Corporation, Attention: Meetesh Patel, 3905 National Drive, Suite 110, Burtonsville, MD  20866.   The Board of Directors has approved a process pursuant to which they shall review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2009 fiscal year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2009, 2008 and 2007:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
Meetesh Patel (1) President, Chief Executive Officer, and Director	2009	15,000	15,000
	2008	1,250	1,250
	2007	-	-
David Gamache (2) Chief Financial Officer, Secretary, Treasurer, and Director	2009	9,000	9,000
	2008	750	750
	2007	-	-
Harmel Rayat (3) Former Chief Financial Officer, Secretary, Treasurer, and Director	2009	-	-
	2008	-	-
	2007	-	-
Kaiyo Nedd (4) Former President, Chief Executive Officer, and Director	2009	-	-
	2008	12,000	12,000
	2007	1,000	1,000

(1)   Mr. Patel was appointed as President, Chief Executive Officer and Director of the Company, effective August 5, 2008.  Mr. Patel receives compensation of $1,250 per month for services rendered as President and CEO of the Company.

(2)    Mr. Gamache was appointed as Chief Financial Officer, Secretary, Treasurer, and Director of the Company, effective August 5, 2008.  Mr. Gamache receives compensation of $750 per month for services rendered as CFO, Secretary and Treasurer of the Company.

(3)    Mr. Rayat did not receive compensation for his services rendered to the Company.  Mr. Rayat resigned from all executive positions and as a Director of the Company, effective August 5, 2008.

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

Changes in Control

There are no understandings or agreements known by management at this time which would result in a change in control of the Company.  The Company does not have any change-of-control or severance agreements with any of its executive officers or directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 17, 2009 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares Beneficially Owned(1)	Percent of Class(1)
1420525 Alberta Ltd. 3905 National Drive, Suite 110 Burtonsville, MD 20866	Stockholder	36,749,600 (2)	68.23%
Meetesh Patel 3905 National Drive, Suite 110 Burtonsville, MD 20866	President, Chief Executive Officer, and Director	-0-	-0- %
Pattiann Hiranandani 3905 National Drive, Suite 110 Burtonsville, MD 20866	Director	-0-	-0- %
David Gamache 3905 National Drive, Suite 110 Burtonsville, MD 20866	Chief Financial Officer, Secretary, Treasurer, and Director	-0-	-0- %
All Directors and Officers as a Group (3 persons)		-0-	-0- %

(1)             Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 53,864,600 shares of common stock issued and outstanding on a fully diluted basis as of November 17, 2009.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)             Represents shares owned by 1420525 Alberta Ltd., a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder.

(3)             Based upon Schedule 13(d) filed in August 9, 2007.  Mr. David Gelbaum and Ms. Monica Chavez Gelbaum are the Co-trustees of the Quercus Trust.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended August 31, 2009 and 2008, the Company incurred a total of $24,000 and $14,000 as compensation for services that executive officers provided to the Company.  Please refer to “ITEM 11: EXECUTIVE COMPENSATION”.

During the years ended August 31, 2009 and 2008, the Company incurred $3,000 and $2,200 as compensation for services that a non-employee director provided to the Company.  Please refer to “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

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

Director Independence

For disclosure regarding director independence see “ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as the Company’s independent certified public accounting firm to audit the financial statements of the Company for its fiscal year ended August 31, 2009.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in the Company or any connection with the Company in any capacity otherwise than as independent accountants.

The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The Company does not currently have an audit committee.

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2009 and 2008.

	Year Ended August 31, 2009	Year Ended August 31, 2008
Audit fees	$15,484	$ 19,867
Audit-related fees	-	-
Tax fees	2,951	-
All other fees	-	-
TOTAL	$18,435	$ 19,867

Audit Fees

Audit fees for the years ended August 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in the Company’s Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2009 and 2008.

Tax Fees

Tax fees for the years ended August 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Balance Sheets as of August 31, 2009 and 2008
  Statements of Operations for the Years Ended August 31, 2009 and 2008 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2009
  Statements of Stockholders’ Equity (Deficit) from February 28, 2005 (Inception) to August 31, 2009
  Statements of Cash Flows for the Years Ended August 31, 2009 and 2008 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2009
  Notes to Financial Statements

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

                                                                                                MicroChannel Technologies Corporation

(Registrant)

November 24, 2009                                                            By /s/ Meetesh Patel

                                                                                                 Meetesh Patel

                                                                                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Meetesh Patel	President, Chief Executive Officer,	November 24, 2009
Meetesh Patel	Director

/s/ David Gamache	Chief Financial Officer, Treasurer,	November 24, 2009
David Gamache	Secretary, Director

/s/ Pattiann Hiranandani	Director	November 24, 2009
Pattiann Hiranandani

Exhibit Index

Exhibit No.                  Description of Exhibit

                31.1                                        Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

                31.2                                        Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1                                        Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . *

32.2                                        Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . *

____________________

*Filed herewith.