Form 10-Q
period 2009-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2010-01-07
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2009

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-146404

MICROCHANNEL TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3905 National Drive, Suite 110
Burtonsville, Maryland	20866
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐ Not Applicable ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of Common Stock, par value $0.0001, were outstanding on January 4, 2010.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Quarterly Period Ended November 30, 2009

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
NOVEMBER 30, 2009 AND AUGUST 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	November 30,	August 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$ 225,166	$ 241,845
Total current assets	225,166	241,845

Total assets	$ 225,166	$ 241,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 12,085	$ 5,018
Total current liabilities	12,085	5,018

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at November 30, 2009 and August 31, 2009	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(349,016)	(325,270)
Total stockholders' equity	213,081	236,827

Total liabilities and stockholders' equity	$ 225,166	$ 241,845

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2009	2008	November 30, 2009

Revenue	$ -	$ -	$ -

Operating expenses (income)
Option fee	-	-	2,000
Research and development	-	(10,000)	175,839
Director and officer fees - related party	6,750	6,750	50,950
Professional fees	16,496	12,870	104,806
Other operating expenses	500	1,699	24,361
Total operating expenses	23,746	11,319	357,956

Loss from operations	(23,746)	(11,319)	(357,956)

Other income
Interest income	-	418	8,940
Total other income	-	418	8,940

Net loss	$ (23,746)	$ (10,901)	$ (349,016)

Net loss per common share: basic	$ (0.00)	$(0.00)

Weighted average number of
common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$ 5,386	$ (5,286)	$ -	$ 100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the three months ended November 30, 2009	-	-	-	(23,746)	(23,746)

Balance, November 30, 2009	53,864,600	$ 5,386	$ 556,711	$ (349,016)	$ 213,081

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2009	2008	November 30, 2009

Cash flows from operating activities
Net loss	$ (23,746)	$ (10,901)	$ (349,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	7,067	3,526	12,085
Decrease in accrued payable	-	(10,000)	-
Net cash used in operating activities	(16,679)	(17,375)	(336,931)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(16,679)	(17,375)	225,166

Cash and cash equivalents at beginning of period	241,845	328,260	-

Cash and cash equivalents at end of period	$ 225,166	$ 310,885	$ 225,166

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$ -	$ -	$ 561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2009

(Expressed in U.S. Dollars)

(Unaudited)

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $349,016 as of November 30, 2009, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of MicroChannel Technologies Corporation, include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of November 30, 2009 and August 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three months ended November 30, 2009 and 2008 and for the cumulative period from February 28, 2005 (inception) to November 30, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2009 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162” (SFAS 168).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted SFAS 168, effective September 1, 2009, the beginning of its first quarter ended November 30, 2009.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 will be adopted by the Company in the second quarter of fiscal year 2010. The Company is currently evaluating the impact of ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

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

Following is the computation of basic net loss per share for the three months ended November 30, 2009 and 2008:

	Three Months Ended
	November 30,
	2009	2008

Numerator - net loss	$(23,746)	$(10,901)

Denominator - weighted average number
of common shares outstanding - basic	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)

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

-       Payment of $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 was payable in five equal installments of $10,000 each due every two months upon the execution of the Amended ISURF Agreement on November 12, 2007.  As of November 30, 2009, the Company had paid $155,839 pursuant to the original ISURF Agreement and $20,000 pursuant to the Amended ISURF Agreement.

-          Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  The Company did not initiate the second research project.

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the three months ended November 30, 2008, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  During the period from inception (February 28, 2005) to November 30, 2009, the Company recorded research and development expense of $175,839 pursuant to the Amended ISURF Agreement.

Note 6.  Related Party Transactions

During both the three months ended November 30, 2009 and 2008, the Company incurred $6,000 as compensation for services that executive officers provided to the Company.

During both the three months ended November 30, 2009 and 2008, the Company incurred $750 as compensation for services that a non-employee director provided to the Company.

As of November 30, 2009, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through January 7, 2010, which is the date on which these financial statements were issued.  There have not been any events subsequent to November 30, 2009 that would require additional disclosure in the financial statements or that would have a material impact on the Company’s financial position as of November 30, 2009 and August 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three months ended November 30, 2009 and 2008 and for the cumulative period from February 28, 2005 (inception) to November 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended November 30, 2009 and 2008, and specifically in the item entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Because the Company is a smaller reporting company certain disclosures otherwise required to be made on a Form 10-Q are not required to be made by the Company.

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

Results of Operation

A summary of the Company’s operating expense for the three months ended November 30, 2009 and 2008 was as follows:

	Three Months Ended
	November 30,		Percentage
	2009	2008	Change

Operating expenses (income)
Research and development	$-	$(10,000)	*	%
Director and officer fees - related party	6,750	6,750	-
Professional fees	16,496	12,870	28
Other operating expenses	500	1,699	(71)
Total operating expenses	$23,746	$11,319	110%

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

Research and development resulted in income of $10,000 during the three months ended November 30, 2008, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Director and officer fees – related party

The Chief Executive Officer receives $1,250 per month for his services as an executive officer. The Chief Financial Officer receives $750 per month for his services as an executive officer.

During both the three months ended November 30, 2009 and 2008, the Company incurred $6,000 as compensation for services that executive officers provided to the Company.

Non-employee directors receive $250 per month for their services as directors.

During both the three months ended November 30, 2009 and 2008, the Company incurred $750 as compensation for services that a non-employee director provided to the Company.

Professional fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees increased during the three months ended November 30, 2009 compared to the same period in 2008 substantially as a result of the timing of the progress billings for the audit of the financial statements.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, office supplies, information technology related fees and other administrative costs.

Other income

Interest income

Interest income was $0 and $418 for the three months ended November 30, 2009 and 2008. The decrease in interest income is due to the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008.  As of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to a non-interest bearing bank account at a U.S. financial institution.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $349,016 through November 30, 2009.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues to identify and develop new technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank.  At November 30, 2009, the Company had a cash and cash equivalents balance of $225,166. The Company has financed its operations primarily from $400,000 received from Octillion Corp., its former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $16,679 for the three months ended November 30, 2009 compared to net cash used of $17,375 for the three months ended November 30, 2008.

Related Party Transactions

During both the three months ended November 30, 2009 and 2008, the Company incurred $6,000 as compensation for services that executive officers provided to the Company.

During both the three months ended November 30, 2009 and 2008, the Company incurred $750 as compensation for services that a non-employee director provided to the Company.

As of November 30, 2009, the Company owed $2,250 to executive officers and a non-employee director for services rendered to the Company, which is included in accounts payable.

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

Other Contractual Obligations

At November 30, 2009, the Company does not have any contractual obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3.  “Presentation of Interim Information” to the Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control over Financial Reporting

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

MicroChannel Technologies Corporation (Registrant)
January 7, 2010	By: /s/ Meetesh Patel Meetesh Patel President, Chief Executive Officer, Director

January 7, 2010	/s/ David Gamache David Gamache Chief Financial Officer, Treasurer, Secretary, Director