Form 10-Q
period 2010-02-28
MICROCHANNEL TECHNOLOGIES CORP
filed 2010-04-08
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on April 2, 2010.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Quarterly Period Ended February 28, 2010

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
FEBRUARY 28, 2010 AND AUGUST 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	February 28,	August 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$ 204,257	$ 241,845
Total current assets	204,257	241,845

Total assets	$ 204,257	$ 241,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 9,105	$ 5,018
Total current liabilities	9,105	5,018

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at February 28, 2010 and August 31, 2009	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(366,945)	(325,270)
Total stockholders' equity	195,152	236,827

Total liabilities and stockholders' equity	$ 204,257	$ 241,845

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		February 28, 2005
	February 28,		February 28,		(inception) to
	2010	2009	2010	2009	February 28, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses (income)
Option fee	-	-	-	-	2,000
Research and development	-	-	-	(10,000)	175,839
Director and officer fees	6,750	6,750	13,500	13,500	57,700
Professional fees	11,179	21,596	27,675	33,742	115,985
Other operating expenses	-	3,104	500	5,527	24,361
Total operating expenses	17,929	31,450	41,675	42,769	375,885

Loss from operations	(17,929)	(31,450)	(41,675)	(42,769)	(375,885)

Other income
Interest income	-	-	-	418	8,940
Total other income	-	-	-	418	8,940

Net loss	$ (17,929)	$ (31,450)	$ (41,675)	$ (42,351)	$ (366,945)

Net loss per common share: basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$ 5,386	$ (5,286)	$ -	$ 100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the six months ended February 28, 2010	-	-	-	(41,675)	(41,675)

Balance, February 28, 2010	53,864,600	$ 5,386	$ 556,711	$ (366,945)	$ 195,152

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Six Months Ended		February 28, 2005
	February 28,		(inception) to
	2010	2009	February 28, 2010

Cash flows from operating activities
Net loss	$ (41,675)	$ (42,351)	$ (366,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,087	5,009	9,105
Decrease in accrued payable	-	(10,000)	-
Net cash used in operating activities	(37,588)	(47,342)	(357,840)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(37,588)	(47,342)	204,257

Cash and cash equivalents at beginning of period	241,845	328,260	-

Cash and cash equivalents at end of period	$ 204,257	$ 280,918	$ 204,257

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$ -	$ -	$ 561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2010

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $366,945 as of February 28, 2010, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of MicroChannel Technologies Corporation, include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of February 28, 2010 and August 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and six months ended February 28, 2010 and 2009 and for the cumulative period from February 28, 2005 (inception) to February 28, 2010. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

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

Note 4.  Summary of Significant Accounting Policies

Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

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

During the three and six months ended February 28, 2010 and the three months ended February 28, 2009, the Company did not incur any research and development expense.  During the six months ended February 28, 2009, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  See “Note 6.  Option Interest in Nerve Regeneration Technologies.”

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in its second quarter of 2010.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The Company adopted ASC 820-10, effective December 1, 2009, which did not have a material impact on its financial position, results of operations, and cash flows.

On February 24, 2010, the FASB issued Accounting Standards Update  (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  ASU No. 2010-09 is effective immediately.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company will adopt this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, the Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Note 5.  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company does not have any stock options or warrants outstanding that would be anti-dilutive.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic net loss per share for the three and six months ended February 28, 2010 and 2009:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Numerator - net loss	$(17,929)	$(31,450)	$(41,675)	$(42,351)

Denominator - weighted average number
of common shares outstanding - basic	53,864,600	53,864,600	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Note 6.  Option Interest in Nerve Regeneration Technologies

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

-       Payment of $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 was payable in five equal installments of $10,000 each due every two months upon the execution of the Amended ISURF Agreement on November 12, 2007.  As of February 28, 2010, the Company had paid $155,839 pursuant to the original ISURF Agreement and $20,000 pursuant to the Amended ISURF Agreement.

-          Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  The Company did not initiate the second research project.

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the three months ended November 30, 2008, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  During the period from inception (February 28, 2005) to February 28, 2010, the Company recorded research and development expense of $175,839 pursuant to the Amended ISURF Agreement.

Note 7.  Related Party Transactions

During both of the three month periods ended February 28, 2010 and 2009, the Company incurred $750 as compensation for services that a non-employee director provided to the Company.  During both of the six month periods ended February 28, 2010 and 2009, the Company incurred $1,500 as compensation for services that a non-employee director provided to the Company.  As of February 28, 2010, the Company owed $250 to the non-employee director for services rendered to the Company, which is included in accounts payable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe, ,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies, (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to the financial statements included in this Form 10-Q.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

Overview

We were formed as a wholly-owned subsidiary of Octillion Corp. Octillion Corp. spun off our issued and outstanding shares to Octillion’s shareholders on December 18, 2007.  We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to our existing name, MicroChannel Technologies Corporation, on April 4, 2005.

We are a development stage technology company focused on the identification, acquisition, and development of technologies and products which we believe have the potential for commercialization. Our strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through cooperative research and development agreements.  Until September 30, 2008, our research and development activities were focused on technologies and products for peripheral and optic nerve damage and nerve regeneration, specifically the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology.  On September 30, 2008, the Option Agreement and Sponsored Project Agreement between us and ISURF expired, thereby concluding our research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of these agreements with ISURF, researchers were unable to identify suitable, commercially-available cells for use in this technology.  We did not renew these agreements with ISURF.

We are currently undertaking efforts to identify new commercial opportunities, including other innovative medical and health care technologies.

Because we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made on a Form 10-Q.

The ISURF Nerve Regeneration Technology

On April 29, 2005, we entered into an Option Agreement with ISURF (the “ISURF Agreement”), pertaining to ISURF Nerve Regeneration Technology.  The ISURF Agreement granted us an exclusive worldwide option to obtain a license to make, use, and sell nerve regeneration products developed from the ISURF Nerve Regeneration Technology.  On October 13, 2005, the ISURF Agreement was amended to modify the payment due dates.   On November 12, 2007, the ISURF Agreement was amended to extend the ISURF Agreement to September 30, 2008 and increase the total amount due pursuant to the ISURF Agreement by $50,000 (the “Amended ISURF Agreement”). On September 30, 2008, the Amended ISURF Agreement expired, thereby concluding our research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the Amended ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  We did not renew the Amended ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.

Pursuant to the terms of the Amended ISURF Agreement, we had the right to negotiate the terms of our license with ISURF upon payment of a flat fee of $2,000 (which was paid) and provide funding for two research projects that were being conducted at ISU through our Sponsored Project Agreement.

Under terms of the Amended ISURF Agreement, we agreed to fund two research projects at ISU, the first of which was titled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration,” in the amount of $205,839.  As of September 30, 2008, the expiration date of the Amended ISURF Agreement, we had paid $175,839 pursuant to the Amended ISURF Agreement.  Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that we were not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Upon termination of the Amended ISURF Agreement, we recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Contingent upon satisfactory progress of the above project, we also agreed to provide an additional $73,166 for the second project, titled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which would test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.  We did not initiate the second research project.

Results of Operation

A summary of our operating expenses for the three and six months ended February 28, 2010 and 2009 was as follows:

	Three Months Ended
	February 28,		Percentage
	2010	2009	Change

Operating expenses
Director and officer fees	$6,750	$6,750	-%
Professional fees	11,179	21,596	(48)
Other operating expenses	-	3,104	(100)
Total operating expenses	$17,929	$31,450	(43)%

	Six Months Ended
	February 28,		Percentage
	2010	2009	Change

Operating expenses (income)
Research and development	$-	$(10,000)	*	%
Director and officer fees	13,500	13,500	-
Professional fees	27,675	33,742	(18)
Other operating expenses	500	5,527	(91)
Total operating expenses	$41,675	$42,769	(3)%
* Not meaningful

Research and development

Research and development costs represent costs incurred to develop our technology incurred pursuant to our former research agreement with ISURF. The ISURF Agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair, and other costs. We charge all research and development expenses to operations as they are incurred, except for prepayments, which are capitalized and amortized over the applicable period.

Research and development resulted in income of $10,000 during the six months ended February 28, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Director and officer fees

The Chief Executive Officer receives $1,250 per month for his services as an executive officer. The Chief Financial Officer receives $750 per month for his services as an executive officer.

During both of the three month periods ended February 28, 2010 and 2009, we incurred $6,000 as compensation for services provided to us by our executive officers. During both of the six month periods ended February 28, 2010 and 2009, we incurred $12,000 as compensation for services provided to us by our executive officers.

Non-employee directors receive $250 per month for their services as directors.

During both of the three month periods ended February 28, 2010 and 2009, we incurred $750 as compensation for services provided to us by our non-employee director.  During both of the six month periods ended February 28, 2010 and 2009, we incurred $1,500 as compensation for services provided to us by our non-employee director.

Professional fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees decreased during the three months ended February 28, 2010 compared to the same period in 2009 substantially as a result of the timing of the progress billings for the audit of the financial statements. Also contributing to the overall decrease is a decrease in legal fees of approximately $4,700.

Professional fees decreased during the six months ended February 28, 2010 compared to the same period in 2009 primarily as a result of a decrease in legal fees of approximately $4,400.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, office supplies, information technology related fees and other administrative costs.

Other income

Interest income

Interest income was $0 for both the three months ended February 28, 2010 and 2009. Interest income was $0 and $418 for the six months ended February 28, 2010 and 2009. The decrease in interest income is due to the closing of our administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008.  As of December 31, 2008, we transferred all of the funds in our interest bearing cash account maintained at a Canadian owned financial institution to a non-interest bearing bank account at a U.S. financial institution.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $366,945 through February 28, 2010.  Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At February 28, 2010, we had a cash and cash equivalents balance of $204,257. We have financed our operations primarily from $400,000 received from Octillion Corp., our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $37,588 for the six months ended February 28, 2010 compared to net cash used of $47,342 for the six months ended February 28, 2009.

Related Party Transactions

During both of the three month periods ended February 28, 2010 and 2009, we incurred $750 as compensation for services that a non-employee director provided to us.  During both of the six month periods ended February 28, 2010 and 2009, we incurred $1,500 as compensation for services that a non-employee director provided to us.  As of

February 28, 2010, we owed $250 to the non-employee director for services rendered to us, which is included in accounts payable.

Our corporate office is located at 3905 National Drive, Suite 110, Burtonsville, MD, 20866.  This premise is leased by the MVP Law Group, P.A, of which our Chief Executive Officer is the founder.  The MVP Law Group, P.A. does not currently charge us rent to utilize this space.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Other Contractual Obligations

At February 28, 2010, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 4.  “Summary of Significant Accounting Policies” to the Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of February 28, 2010 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1           Articles of Incorporation, as amended.*

3.2           By Laws. (1)

10.1         Option Agreement, dated April 29, 2005, between Octillion Corp. and Iowa State Research Foundation, Inc. (1)

10.2         Amended Option Agreement No. 1 between Octillion Corp. and Iowa State Research Foundation, Inc. dated October 13, 2005. (1)

10.3         Amended Option Agreement No. 2 between Octillion Corp. and Iowa State Research Foundation, Inc. dated February 8, 2007. (1)

10.4         Amended Option Agreement No. 3 between Octillion Corp. and Iowa State Research Foundation, Inc. dated November 12, 2007. (2)

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

_______________________________________

*Filed herewith.

(1)  Incorporated by reference to the exhibits filed as part of the report on Form SB-2 filed by MicroChannel Technologies, Inc. on October 1, 2007.

(2)  Incorporated by reference to the exhibits filed as part of the report on Form SB-2/A filed by MicroChannel Technologies, Inc. on November 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

MicroChannel Technologies Corporation (Registrant)

April 8, 2010	By:/s/ Meetesh Patel Meetesh Patel President, Chief Executive Officer, Director

April 8, 2010	By:/s/ David Gamache David Gamache Chief Financial Officer, Treasurer, Secretary, Director