Form 10-Q
period 2010-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2010-07-15
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on July 9, 2010.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Quarterly Period Ended May 31, 2010

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
MAY 31, 2010 AND AUGUST 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$ 186,588	$ 241,845
Total current assets	186,588	241,845

Total assets	$ 186,588	$ 241,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 4,975	$ 5,018
Total current liabilities	4,975	5,018

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at May 31, 2010 and August 31, 2009	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(380,484)	(325,270)
Total stockholders' equity	181,613	236,827

Total liabilities and stockholders' equity	$ 186,588	$ 241,845

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		February 28, 2005
	May 31,		May 31,		(inception) to
	2010	2009	2010	2009	May 31, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses (income)
Option fee	-	-	-	-	2,000
Research and development	-	-	-	(10,000)	175,839
Director and officer fees	6,750	6,750	20,250	20,250	64,450
Professional fees	6,694	9,338	34,369	43,804	122,679
Other operating expenses	95	2,126	595	6,929	24,456
Total operating expenses	13,539	18,214	55,214	60,983	389,424

Loss from operations	(13,539)	(18,214)	(55,214)	(60,983)	(389,424)

Other income
Interest income	-	-	-	418	8,940
Total other income	-	-	-	418	8,940

Net loss	$ (13,539)	$ (18,214)	$ (55,214)	$ (60,565)	$ (380,484)

Net loss per common share: basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$ 5,386	$ (5,286)	$ -	$ 100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the nine months ended May 31, 2010	-	-	-	(55,214)	(55,214)

Balance, May 31, 2010	53,864,600	$ 5,386	$ 556,711	$ (380,484)	$ 181,613

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Nine Months Ended		February 28, 2005
	May 31,		(inception) to
	2010	2009	May 31, 2010

Cash flows from operating activities
Net loss	$ (55,214)	$ (60,565)	$ (380,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(43)	536	4,975
Decrease in accrued payable	-	(10,000)	-
Net cash used in operating activities	(55,257)	(70,029)	(375,509)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(55,257)	(70,029)	186,588

Cash and cash equivalents at beginning of period	241,845	328,260	-

Cash and cash equivalents at end of period	$ 186,588	$ 258,231	$ 186,588

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$ -	$ -	$ 561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $380,484 as of May 31, 2010, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of MicroChannel Technologies Corporation, include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of May 31, 2010 and August 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and nine months ended May 31, 2010 and 2009 and for the cumulative period from February 28, 2005 (inception) to May 31, 2010. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

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

During the three and nine months ended May 31, 2010 and the three months ended May 31, 2009, the Company did not incur any research and development expense.  During the nine months ended May 31, 2009, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  See “Note 6.  Option Interest in Nerve Regeneration Technologies.”

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, the adoption of this standard did not and will not have a material impact on the Company’s  financial position and results of operations.

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

Following is the computation of basic net loss per share for the three and nine months ended May 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Numerator - net loss	$(13,539)	$(18,214)	$(55,214)	$(60,565)

Denominator - weighted average number
of common shares outstanding - basic	53,864,600	53,864,600	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the nine months ended May 31, 2009, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  During the period from inception (February 28, 2005) to May 31, 2010, the Company recorded research and development expense of $175,839 pursuant to the Amended ISURF Agreement.

Note 7.  Related Party Transactions

During both of the three month periods ended May 31, 2010 and 2009, the Company incurred $750 as compensation for services that a non-employee director provided to the Company.  During both of the nine month periods ended May 31, 2010 and 2009, the Company incurred $2,250 as compensation for services that a non-employee director provided to the Company.

As of May 31, 2010, the Company owed $250 to the non-employee director for services rendered to the Company, which is included in accounts payable.

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

Results of Operation

A summary of our operating expenses for the three and nine months ended May 31, 2010 and 2009 was as follows:

	Three Months Ended
	May 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Director and officer fees	$6,750	$6,750	$-	-%
Professional fees	6,694	9,338	(2,644)	(28)
Other operating expenses	95	2,126	(2,031)	(96)
Total operating expenses	$13,539	$18,214	$(4,675)	(26)%

	Nine Months Ended
	May 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses (income)
Research and development	$-	$(10,000)	$10,000	*	%
Director and officer fees	20,250	20,250	-	-
Professional fees	34,369	43,804	(9,435)	(22)
Other operating expenses	595	6,929	(6,334)	(91)
Total operating expenses	$55,214	$60,983	$(5,769)	(9)%

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

Research and development resulted in income of $10,000 during the nine months ended May 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Director and officer fees

The Chief Executive Officer receives $1,250 per month for his services as an executive officer. The Chief Financial Officer receives $750 per month for his services as an executive officer.

During both of the three month periods ended May 31, 2010 and 2009, we incurred $6,000 as compensation for services provided to us by our executive officers. During both of the nine month periods ended May 31, 2010 and 2009, we incurred $18,000 as compensation for services provided to us by our executive officers.

Non-employee directors receive $250 per month for their services as directors.

During both of the three month periods ended May 31, 2010 and 2009, we incurred $750 as compensation for services provided to us by our non-employee director.  During both of the nine month periods ended May 31, 2010 and 2009, we incurred $2,250 as compensation for services provided to us by our non-employee director.

Professional fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees decreased $2,644 during the three months ended May 31, 2010 compared to the same period in 2009 substantially as a result of decreases in legal fees of approximately $1,200 and accounting fees of approximately $1,500.

Professional fees decreased $9,435 during the nine months ended May 31, 2010 compared to the same period in 2009 primarily as a result of decreases in legal fees of approximately $5,600 and accounting and tax fees of approximately $4,200.

The overall decrease in professional fees during the three and nine months ended May 31, 2010 compared to the same periods in the prior year is due to the decrease in the level of services we require while we are in the process of identifying new commercial opportunities, including other innovative medical and health care technologies.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, office supplies, information technology related fees and other administrative costs.

Other operating expenses decreased $2,031 during the three months ended May 31, 2010 compared to the same period in 2009 substantially as a result of a decrease in information technology related fees of approximately $1,900 as a result of a reduction in web hosting fees.

Other operating expenses decreased $6,334 during the nine months ended May 31, 2010 compared to the same period in 2009 substantially as a result of a decrease in information technology related fees of approximately $3,000 as a result of a reduction in web hosting fees and a decrease of approximately $1,900 in travel and entertainment related expense.

Other income

Interest income

Interest income was $0 for both of the three month periods ended May 31, 2010 and 2009. Interest income was $0 and $418 for the nine months ended May 31, 2010 and 2009. The decrease in interest income is due to the closing of our administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008.  As of December 31, 2008, we transferred all of the funds in our interest bearing cash account maintained at a Canadian owned financial institution to a non-interest bearing bank account at a U.S. financial institution.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $380,484 through May 31, 2010.  Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At May 31, 2010, we had a cash and cash equivalents balance of $186,588. We have financed our operations primarily from $400,000 received from Octillion Corp., our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $55,257 for the nine months ended May 31, 2010 compared to net cash used of $70,029 for the nine months ended May 31, 2009.  The decrease in cash used in operating activities of $14,772 is primarily due to decreases in professional fees and other operating expenses (please refer to explanations above).

Related Party Transactions

During both of the three month periods ended May 31, 2010 and 2009, we incurred $750 as compensation for services that a non-employee director provided to us.  During both of the nine month periods ended May 31, 2010 and 2009, we incurred $2,250 as compensation for services that a non-employee director provided to us.  As of May 31, 2010, we owed $250 to the non-employee director for services rendered to us, which is included in accounts payable.

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

Other Contractual Obligations

At May 31, 2010, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 4.  “Summary of Significant Accounting Policies” to the Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1          Articles of Incorporation, as amended. (3)

3.2          By Laws. (1)

10.1        Option Agreement, dated April 29, 2005, between MicroChannel Technologies Corporation and Iowa State Research Foundation, Inc. (1)

10.2        Amended Option Agreement No. 1 between MicroChannel Technologies Corporation and Iowa State Research Foundation, Inc. dated October 13, 2005. (1)

10.3        Amended Option Agreement No. 2 between MicroChannel Technologies Corporation and Iowa State Research Foundation, Inc. dated February 8, 2007. (1)

10.4        Amended Option Agreement No. 3 between MicroChannel Technologies Corporation and Iowa State Research Foundation, Inc. dated November 12, 2007. (2)

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

_______________________________________

*Filed herewith.

(1)  Incorporated by reference to the exhibits filed as part of the report on Form SB-2 filed by MicroChannel Technologies Corporation on October 1, 2007.

(2)  Incorporated by reference to the exhibits filed as part of the report on Form SB-2/A filed by MicroChannel Technologies Corporation on November 16, 2007.

(3)  Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by MicroChannel Technologies Corporation on April 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

MicroChannel Technologies Corporation (Registrant)

July 15, 2010	By:/s/ Meetesh Patel Meetesh Patel President, Chief Executive Officer, Director

July 15, 2010	By: /s/ David Gamache David Gamache Chief Financial Officer, Treasurer, Secretary, Director