Form 10-K
period 2010-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2010-11-08
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-146404

MICROCHANNEL TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9192 Red Branch Road, Suite 110
Columbia, MD	21045
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.).

Yes ☒ No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 26, 2010 was $513,450.

As of November 4, 2010, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2010 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Item 1.  Business

Description of Business

MicroChannel Technologies Corporation (the “Company”) was formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (formerly, Octillion Corp.) New Energy Technologies, Inc. (“New Energy”) spun off our issued and outstanding shares to New Energy’s shareholders on December 18, 2007.  We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to our existing name, MicroChannel Technologies Corporation, on April 4, 2005.

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

We are currently undertaking efforts to identify new commercial opportunities.

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

We did not incur any research and development expense during the year ended August 31, 2010.  Research and development resulted in income of $10,000 during the year ended August 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  Research and development expense from the period of inception (February 28, 2005) to August 31, 2010 was $175,839, comprised entirely of payments made pursuant to the ISURF Research Agreement.

Employees

As of August 31, 2010, we did not have any employees.

Item 2.  Properties

Our corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, MD, 21045.  This premise is leased by the MVP Law Group, P.A, of which our former Chief Executive Officer is the founder.  The MVP Law Group, P.A. does not currently charge us rent to utilize this space.

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “MCTC” on June 23, 2008.

The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTCBB.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal Year Ended August 31, 2010
First Quarter 2010 (September 1 – November 30, 2009)	$0.05	$0.01
Second Quarter 2010 (December 1 – February 28, 2010)	$0.10	$0.02
Third Quarter 2010 (March 1, 2009 – May 31, 2010)	$0.08	$0.02
Fourth Quarter 2010 (June 1 – August 31, 2010)	$0.04	$0.02

Fiscal Year Ended August 31, 2009
First Quarter 2009 (September 1 – November 30, 2008)	$0.18	$0.04
Second Quarter 2009 (December 1 – February 28, 2009)	$0.06	$0.01
Third Quarter 2009 (March 1, 2009 – May 31, 2009)	$0.05	$0.01
Fourth Quarter 2009 (June 1 – August 31, 2009)	$0.14	$0.01

As of November 1, 2010, there were approximately 44 stockholders of record of our common stock.

Dividend Policy

We do not have a history of paying dividends and we currently intend to retain future earnings, if any, to support the development and expansion of our business. We do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2010, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

Item 7. Management's Discussion and Analysis of Financial condition and results of operations

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of MicroChannel Technologies Corporation. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We were formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (formerly, Octillion Corp.). New Energy Technologies, Inc. (“New Energy”) spun off our issued and outstanding shares to New Energy’s shareholders on December 18, 2007.  We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to our existing name, MicroChannel Technologies Corporation, on April 4, 2005.

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

We are currently undertaking efforts to identify new commercial opportunities.

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

Results of Operations

A summary of our operating expenses (income) for the years ended August 31, 2010 and 2009 was as follows:

	Year Ended
	August 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses (income)
Research and development	$-	$(10,000)	$10,000	*	%
Director and officer fees	27,000	27,000	-	-
Professional fees	41,880	52,342	(10,462)	(20)
Other operating expenses	1,249	8,669	(7,420)	(86)
Total operating expenses	$70,129	$78,011	$(7,882)	(10)%

* Not meaningful

Research and development

Research and development costs represent costs incurred to develop our technology incurred pursuant to our former research agreement with ISURF. The ISURF Agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair, and other costs. We charge all research and development expenses to operations as they are incurred, except for nonrefundable advance payments for future research and development activities, which are capitalized and recognized as expense as the related services are performed.

Research and development resulted in income of $10,000 during the year ended August 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.

Director and officer fees

Through August 31, 2010, our Chief Executive Officer received $1,250 per month and our Chief Financial Officer received $750 per month for their services as executive officers.  The Board approved that the amount paid to our Chief Financial Officer will be reduced from $750 per month to $500 per month, effective September 9, 2010.

During both of the years ended August 31, 2010 and 2009, we incurred $24,000 as compensation for services provided to us by our executive officers.

Non-employee directors receive $250 per month for their services as directors.

During the both of the years ended August 31, 2010 and 2009, we incurred $3,000 as compensation for services provided to us by our non-employee directors.

Professional fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees decreased $10,462 during the year ended August 31, 2010 compared to the year ended August 31, 2009, primarily as a result of decreases in legal fees of approximately $6,000 and accounting and tax fees of approximately $4,600. The overall decrease in professional fees during the year ended August 31, 2010 compared to the prior year is due to the decrease in the level of services we require while we are in the process of identifying new commercial opportunities, including other innovative medical and health care technologies.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, office supplies, information technology related fees and other administrative costs.

Other operating expenses decreased $7,420 during the year ended August 31, 2010 compared to the year ended August 31, 2009, substantially as a result of a decrease in information technology related fees of approximately $4,700 as a result of a reduction in web hosting fees and a decrease of approximately $1,900 in travel and entertainment related expense.

Other income

Interest income

Interest income was $0 and $418 for the years ended August 31, 2010 and 2009. The decrease in interest income is due to the closing of our administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008.  As of December 31, 2008, we transferred all of the funds in our interest bearing cash account maintained at a Canadian owned financial institution to a non-interest bearing bank account at a U.S. financial institution.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $395,399 through August 31, 2010 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At August 31, 2010, we had cash and cash equivalents of $168,464. We have financed our operations primarily from $400,000 received from New Energy, our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $73,381 for the year ended August 31, 2010 compared to net cash used in operating activities of $86,415 for the year ended August 31, 2009.  The decrease in net cash used in operating activities of $13,034 is primarily due to decreases in professional fees and other operating expenses (see “Professional fees” and “Other Operating Expenses” above).

Other Contractual Obligations

At August 31, 2010, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See “Note 3. Summary of Significant Accounting Policies” to the financial statements in this Form 10-K.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MicroChannel Technologies Corporation

Columbia, Maryland

We have audited the accompanying balance sheets of MicroChannel Technologies Corporation ("the Company") (a development stage company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 8, 2010

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
AUGUST 31, 2010 AND 2009
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$ 168,464	$ 241,845
Total current assets	168,464	241,845

Total assets	$ 168,464	$ 241,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 1,766	$ 5,018
Total current liabilities	1,766	5,018

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at August 31, 2010 and 2009	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(395,399)	(325,270)
Total stockholders' equity	166,698	236,827

Total liabilities and stockholders' equity	$ 168,464	$ 241,845

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2010
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2010	2009	August 31, 2010

Revenue	$ -	$ -	$ -

Operating expenses (income)
Option fee	-	-	2,000
Research and development	-	(10,000)	175,839
Director and officer fees	27,000	27,000	71,200
Professional fees	41,880	52,342	130,190
Other operating expenses	1,249	8,669	25,110
Total operating expenses	70,129	78,011	404,339

Loss from operations	(70,129)	(78,011)	(404,339)

Other income
Interest income	-	418	8,940
Total other income	-	418	8,940

Net loss	$ (70,129)	$ (77,593)	$ (395,399)

Net loss per common share: basic	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2010
(Expressed in U.S. Dollars)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$ 5,386	$ (5,286)	$ -	$ 100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	$ 5,386	$ 556,711	$ (395,399)	$ 166,698

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2010
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2010	2009	August 31, 2010

Cash flows from operating activities
Net loss	$ (70,129)	$ (77,593)	$ (395,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(3,252)	1,178	1,766
Decrease in accrued payable	-	(10,000)	-
Net cash used in operating activities	(73,381)	(86,415)	(393,633)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(73,381)	(86,415)	168,464

Cash and cash equivalents at beginning of period	241,845	328,260	-

Cash and cash equivalents at end of period	$ 168,464	$ 241,845	$ 168,464

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$ -	$ -	$ 561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2010 and 2009

(Expressed in U.S. Dollars)

Note 1.  Organization and Description of Business

MicroChannel Technologies Corporation (“the Company”) was formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (formerly, Octillion Corp.).  New Energy Technologies, Inc. (“New Energy”) spun off the Company’s issued and outstanding shares to New Energy’s shareholders on December 18, 2007, the date on which a registration statement was declared effective by the United States Securities and Exchange Commission (“SEC”). The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005.

On October 2, 2007, the Company executed a forward split of its issued and outstanding shares of common stock on the basis of 53.8646 for 1, resulting in 53,864,600 common shares to be issued and outstanding.  The effects of the stock split have been retroactively applied to all periods presented.

On April 29, 2005, an Option Agreement (the “ISURF Agreement”) was executed between Iowa State University Research Foundation Inc., (“ISURF”) and the Company, pursuant to which the Company acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On September 30, 2008, the ISURF Agreement expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of the ISURF Agreement, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company did not renew the ISURF Agreement or the Sponsored Project Agreement related to the ISURF Nerve Regeneration Technology.  The Company is currently undertaking efforts to identify new commercial opportunities.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $395,399 as of August 31, 2010, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it continues to identify and develop new technologies. To date, the Company’s cash flow requirements have been met by $400,000 received from New Energy, its former parent company.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Accounting Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of August 31, 2010 and 2009.  On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

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

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

We did not incur any research and development expense during the year ended August 31, 2010.  Research and development resulted in income of $10,000 during the year ended August 31, 2009, due to the reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  Research and development expense from the period of inception (February 28, 2005) to August 31, 2010 was $175,839, comprised entirely of payments made pursuant to the ISURF Research Agreement.  See “Note 5.  Option Interest in Nerve Regeneration Technologies.”

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.  See “Note 7. Income Taxes” for further discussion.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 4. Net Loss Per Share” for further discussion.

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

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its financial statements.

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

Following is the computation of basic net loss per share for the years ended August 31, 2010 and 2009:

	Year Ended
	August 31,
	2010	2009

Numerator - net loss	$(70,129)	$(77,593)

Denominator - weighted average number
of common shares outstanding - basic	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)

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

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  Accordingly, during the year ended August 31, 2009, the Company recorded a reversal of $10,000 previously accrued during the quarter ended May 31, 2008 pursuant to the Amended ISURF Agreement.  During the period from inception (February 28, 2005) to August 31, 2010, the Company recorded research and development expense of $175,839 pursuant to the Amended ISURF Agreement.

Note 6.  Related Party Transactions

During both of the years ended August 31, 2010 and 2009, the Company incurred $24,000 as compensation for services that executive officers provided to the Company.

During both of the years ended August 31, 2010 and 2009, the Company incurred $3,000 as compensation for services that a non-employee director provided to the Company.

The Company's corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, MD, 21045.  This premise is leased by the MVP Law Group, P.A, of which the Chief Executive Officer of the Company is the founder.  The MVP Law Group, P.A. does not currently charge the Company rent to utilize this space.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Note 7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at August 31, 2010 and 2009 are as follows:

	Year Ended
	August 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$76,140	$53,918
Capitalized research and development	12,056	10,236
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	90,159	66,117
Less: valuation allowance	(90,159)	(66,117)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $24,042 and $26,060 for the years ended August 31, 2010 and 2009.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2010 available to offset future federal taxable income, if any, of $223,942, which will fully expire by the fiscal year ended

August 31, 2030.  Accordingly, there is no current tax expense for the years ended August 31, 2010 and 2009.  In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2010, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2010 and 2009.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2010 and 2009:

	Year Ended
	August 31,
	2010	2009

Income tax benefit at statutory rate	$23,844	$26,382
Non-deductible meals and entertainment	-	(322)
Other	198	-
Change in valuation allowance	(24,042)	(26,060)
	$-	$-

The fiscal years 2007 through 2010 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of August 31, 2010, the members of our board of directors and our executive officers were as follows:

Name	Age	Position With Company	Director Since
Meetesh Patel	36	President, Chief Executive Officer, Director	August 5, 2008
David Gamache	60	Chief Financial Officer, Director	August 5, 2008
Pattiann Hiranandani	51	Director	September 6, 2007

Set forth below are the names of all our directors, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Meetesh Patel.  Mr. Patel completed his Bachelor of Arts Degree in Government and Politics with an emphasis in International Relations from the University of Maryland, College Park in 1997, and earned his law degree from American University, Washington College of Law, Washington, D.C. in 2000. Mr. Patel is a member of the Maryland State Bar and the District of Columbia Bar. Mr. Patel is the founder and managing attorney of the MVP Law Group, P.A., an innovative e-law firm that represents businesses within the United States and throughout the world. Mr. Patel has been managing the MVP Law Group since its inception in April 2003 to present. Mr. Patel was a director of New Energy Technologies, Inc. from October 15, 2008 through August 10, 2010.

David Gamache.  From August 2001 until present, Mr. Gamache has been the owner of Allen Lee Group.  Allen Lee Group does personal achievement coaching, business development consulting, and health coaching with various Network Marketing companies. From March 2007 to June 2008 Mr. Gamache was President, Treasurer, and Director of Lake Victoria Mining Company, Inc.  Lake Victoria Mining Company, Inc. is an exploration gold company doing business in Tanzania, Africa.  From June 2008 to present, Mr. Gamache also has served and continues to serve as the President, Treasurer, and Director of Kibo Resources Company, Inc.  Kibo Resources is an exploration gold company doing business in Tanzania, Africa. From September 2008 to present, Mr. Gamache has served and continues to serve as President, Treasurer, and Director of Duke Mountain Resources, Inc.  Duke Mountain Resources, Inc. is a development stage innovative company that focuses on the exploration and development of precious metal deposits in British Columbia, Canada.  Mr. Gamache was invited to join the Board of Directors due to his experience with public companies in the matters relating to management, administration, and business development.

Pattiann Hiranandani. From July 1998 through May 2002, Ms. Hiranandani served as Distributor-Regional-Divisional Sales Manager with Goldwell USA, Inc.  From June 2002 through April 2003, Ms. Hiranandani concluded a brief hiatus.  Since May 2003 through May 2005, Ms. Hiranandani was responsible for marketing biologic bone graft products and procedures to orthopedic spine, neuro and sports medicine surgeons in the Greater Phoenix, Arizona region for BioAlliance/Wright Medical Technologies.  Since January 2006, Ms. Hiranandani has served as a Premise Advertising Sales Executive for Verizon.  Mr. Hiranandani is our longest serving director and has served as such since just prior to the spin-off of our shares to the New Energy stockholders and accordingly, has an extensive knowledge of our corporate history and business.

Changes in Executive Officer and Director Positions Subsequent to August 31, 2010

Effective September 1, 2010, Mr. Meetesh Patel resigned as a member of our Board of Directors and from all executive officer positions held with us and Ms. Pattiann Hiranandani resigned as a member of our Board of Directors.  In order to fill the vacancies created by these resignations, the Board appointed Mr. Gamache to the position of President and Chief Executive Officer.

The resignations of each of Mr. Patel and Ms. Hiranandani were not the result of any disagreement with us on any matter relating to our operations, policies or practices, but rather the declared desire of each of Mr. Patel and Ms. Hiranandani to pursue other interests, which would no longer permit either of them to continue to serve as one of our directors or an officer.

Effective September 2, 2010, the Board appointed Mr. Jeet Sidhu to serve as a member of our Board of Directors.

Jeet Sidhu.  Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance in 1995. From 2002-2009, Mr. Sidhu was Vice-President of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations.  Mr. Sidhu served as a member of the Board of Directors for U.S. Petroleum Corporation from August 2003 until August 2006.  Mr. Sidhu served as a Director of Entheos Technologies, Inc. from September 8, 2008 to August 26, 2010.  Mr. Sidhu currently serves as a member of the Board of Directors of PhytoMedical Technologies, Inc.  Mr. Sidhu was invited to join the Board of Directors due to his experience with public companies in the matters relating to management, administration, financial reporting, legal compliance, and business development.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, executive officers, or promoters have been involved in any of the following legal proceedings:

  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

    Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
    Engaging in any type of business practice; or
    Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(a) above, or to be associated with persons engaged in any such activity;
  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.       Any Federal or State securities or commodities law or regulation; or

b.       Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.        Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

 CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Financial Officer and Chief Executive Officer.  The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, David Gamache, 9192 Red Branch Road, Suite 110, Columbia, MD  21045.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that Mr. Jeet Sidhu is independent from our management and qualifies as an “independent director” under the standards of independence of the FINRA listing standards.  We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We have no fixed policy on whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined, with this decision being made based on our best interests considering the circumstances at the time. Currently, these roles are combined with Mr. David Gamache serving as both the Chairman of the Board and the Chief Executive Officer. We believe that combining these positions provides an effective leadership structure for our company, given the size of our Board.  As Chief Executive Officer, Mr. Gamache is intimately involved in our day-to-day operations and thus is in a position to elevate important business issues for consideration by the Board. The Board also believes that the combined role of Chief Executive Officer and Chairman of the Board promotes effective execution of strategic goals and facilitates information flow between management and the Board. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board of Directors is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2010, the Board did not hold any meetings. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2010.

We do not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of:  (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee.  We do not maintain a policy for considering nominees.  Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain our required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation.  Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, David Gamache, 9192 Red Branch Road, Suite 110, Columbia, MD  21045, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at MicroChannel Technologies Corporation, Attention: David Gamache, 9192 Red Branch Road, Suite 110, Columbia, MD  21045.   The Board of Directors shall review and respond to all correspondence received, as appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2010 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2010 and 2009:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
Meetesh Patel (1) President, Chief Executive Officer, and Director	2010	15,000	15,000
	2009	15,000	15,000
David Gamache (2) Chief Financial Officer, Secretary, Treasurer, and Director	2010	9,000	9,000
	2009	9,000	9,000

(1)    Mr. Patel was appointed our President and Chief Executive Officer (“CEO”) and as a member of our Board of Directors, effective August 5, 2008.  Mr. Patel receives compensation of $1,250 per month for services rendered as our President and CEO.  Effective September 1, 2010, Mr. Patel resigned as a member of our Board of Directors and from all executive officer positions held with us.

(2)     Mr. Gamache was appointed our Chief Financial Officer (“CFO”), Secretary, Treasurer, and as a member of our Board of Directors, effective August 5, 2008.  Mr. Gamache receives compensation of $750 per month for services rendered as our CFO, Secretary and Treasurer.  In order to fill the vacancy created by the resignation of Mr. Patel, the Board appointed Mr. Gamache to the position of President and Chief Executive Officer, effective September 1, 2010.

Employee directors do not receive compensation in addition to their monthly executive fee for services rendered as a director.  We do not have an employee stock option plan or other benefit plans.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

There are no understandings or agreements known by management at this time which would result in a change in control. We do not have any change-of-control or severance agreements with any of our executive officers or directors.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees.  Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

  Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of MicroChannel Technologies Corporation’s size and scope;

  Compensation should align the directors’ interests with the long-term interests of stockholders; and

  Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive $250 per month for their services as directors.  We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

During the year ended August 31, 2010, we paid $3,000 to Ms. Pattiann Hiranandani as compensation for services rendered as a non-employee director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 1, 2010 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)
1420525 Alberta Ltd. 1628 West 1st Avenue, Suite 216 Vancouver, BC V6J 1G1	Stockholder	36,749,600 (2)	68.2%
David Gamache 9192 Red Branch Road, Suite 110 Columbia, MD 21045	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	-0-	-0- %
Jeet Sidhu 9192 Red Branch Road, Suite 110 Columbia, MD 21045	Director	-0-	-0- %
Meetesh Patel 9192 Red Branch Road, Suite 110 Columbia, MD 21045	Former President, Chief Executive Officer, and Director	-0-	-0- %
Pattiann Hiranandani 9192 Red Branch Road, Suite 110 Columbia, MD 21045	Former Director	-0-	-0- %
All Directors and Officers as a Group (2 persons)		-0-	-0- %

(1)             Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 53,864,600 shares of common stock issued and outstanding on a fully diluted basis as of November 1, 2010.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of November 1, 2010 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)                   Represents shares owned by 1420525 Alberta Ltd., a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Chairman of the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions.  If any actual or potential conflict of interest is reported, our entire Board of Directors and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

Transactions with Related Persons

Since the beginning of the fiscal year ended August 31, 2010, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board of Directors for any possible conflicts of interest.  In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally.  The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2010.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of

Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2010 and 2009.

	Year Ended
	August 31,
	2010	2009
Audit fees	$16,453	$15,484
Tax fees	2,236	2,951
Total fees	$18,689	$18,435

Audit Fees

Audit fees for the years ended August 31, 2010 and 2009 totaled $31,937 and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2010 and 2009.

Audit-Related Fees

There were no audit-related fees billed by Peterson Sullivan for the years ended August 31, 2010 and 2009.

Tax Fees

Tax fees for the years ended August 31, 2010 and 2009 totaled $5,187 and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2010 and 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Balance Sheets as of August 31, 2010 and 2009
  Statements of Operations for the Years Ended August 31, 2010 and 2009 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2010
  Statements of Stockholders’ Equity (Deficit) from February 28, 2005 (Inception) to August 31, 2010
  Statements of Cash Flows for the Years Ended August 31, 2010 and 2009 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2010
  Notes to Financial Statements

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

MicroChannel Technologies Corporation (Registrant)

November 8, 2010	By /s/ David Gamache David Gamache Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gamache David Gamache	Chief Executive Officer and Chief Financial Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	November 8, 2010

/s/ Jeet Sidhu Jeet Sidhu	Director	November 8, 2010

Exhibit Index

Exhibit No.            Description of Exhibit

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

10.5                        Code of Ethics. *

31.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

___________________

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