Form 10-Q
period 2010-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2011-01-13
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-146404

MICROCHANNEL TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9192 Red Branch Road, Suite 110
Columbia, Maryland	21045
(Address of principal executive offices)	(Zip Code)

(888) 522-6422
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on January 10, 2011.

MICROCHANNEL TECHNOLOGIES CORPORATION
FORM 10-Q

For the Quarterly Period Ended November 30, 2010

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
NOVEMBER 30, 2010 AND AUGUST 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	November 30, 2010	August 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$153,203	$168,464
Total current assets	153,203	168,464

Total assets	$153,203	$168,464

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,451	$1,766
Total current liabilities	8,451	1,766

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at November 30, 2010 and August 31, 2010	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(417,345)	(395,399)
Total stockholders' equity	144,752	166,698

Total liabilities and stockholders' equity	$153,203	$168,464

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended November 30,		Cumulative February 28, 2005 (inception) to November 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses (income)
Option fee	-	-	2,000
Research and development	-	-	175,839
Director and officer fees	2,250	6,750	73,450
Professional fees	19,608	16,496	149,798
Other operating expenses	88	500	25,198
Total operating expenses	21,946	23,746	426,285

Loss from operations	(21,946)	(23,746)	(426,285)

Other income
Interest income	-	-	8,940
Total other income	-	-	8,940

Net loss	$(21,946)	$(23,746)	$(417,345)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders' equity
	Shares	Amount	capital	stage	(deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the three months ended November 30, 2010	-	-	-	(21,946)	(21,946)

Balance, November 30, 2010	53,864,600	$5,386	$556,711	$(417,345)	$144,752

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended November 30,		Cumulative February 28, 2005 (inception) to November 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(21,946)	$(23,746)	$(417,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	6,685	7,067	8,451
Net cash used in operating activities	(15,261)	(16,679)	(408,894)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(15,261)	(16,679)	153,203

Cash and cash equivalents at beginning of period	168,464	241,845	-

Cash and cash equivalents at end of period	$153,203	$225,166	$153,203

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
November 30, 2010
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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $417,345 as of November 30, 2010, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

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

The Company did not incur any research and development expense during the three months ended November 30, 2010 and 2009.  Research and development expense from the period of inception (February 28, 2005) to November 30, 2010 was $175,839, comprised entirely of payments made pursuant to the ISURF Research Agreement.  See “Note 6.  Option Interest in Nerve Regeneration Technologies.”

Recent Accounting Pronouncements

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

Following is the computation of basic net loss per share for the three months ended November 30, 2010 and 2009:

	Three Months Ended November 30,
	2010	2009

Numerator - net loss	$(21,946)	$(23,746)

Denominator - weighted average number of common shares outstanding - basic	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)

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

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  During the period from inception (February 28, 2005) to November 30, 2010, the Company recorded research and development expense of $175,839 pursuant to the Amended ISURF Agreement.

Note 7.  Related Party Transactions

During the three months ended November 30, 2010 and 2009, the Company incurred $1,500 and $6,000, respectively, as compensation for services that executive officers provided to the Company.

During both of the three month periods ended November 30, 2010 and 2009, the Company incurred $750 as compensation for services that non-employee directors provided to the Company.

The Company's corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, MD, 21045.  This premise is leased by the MVP Law Group, P.A, of which the Company’s former Chief Executive Officer is the founder.  The MVP Law Group, P.A. does not currently charge the Company rent to utilize this space.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows, (b) our growth strategies, (c) expectations from our ongoing research and development activities, (d) anticipated trends in the technology industry, (e) our future financing plans, and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

The MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operation

A summary of our operating expenses for the three months ended November 30, 2010 and 2009 was as follows:

	Three Months Ended November 30,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Director and officer fees	$2,250	$6,750	$(4,500)	(67)%
Professional fees	19,608	16,496	3,112	19
Other operating expenses	88	500	(412)	(82)
Total operating expenses	$21,946	$23,746	$(1,800)	(8)%

Director and Officer Fees

Through August 31, 2010, our Chief Executive Officer received $1,250 per month and our Chief Financial Officer received $750 per month for their services as executive officers.  The Board approved a curtailment in the amount paid to our Chief Financial Officer (the “CFO”) from $750 per month to $500 per month, effective September 9, 2010.

Non-employee directors receive $250 per month for their services as directors.

Effective September 1, 2010, Mr. Meetesh Patel resigned as a member of our Board of Directors and from all executive officer positions held with us and Ms. Pattiann Hiranandani resigned as a member of our Board of Directors.  In order to fill the vacancies created by these resignations, the Board appointed Mr. David Gamache to the positions of President and Chief Executive Officer and Mr. Jeet Sidhu to our Board of Directors.

During the three months ended November 30, 2010 and 2009, we incurred $1,500 and $6,000 as compensation for services provided to us by our executive officers. The decrease of $4,500 is substantially due to the resignation of Mr. Patel, resulting in a decrease of $3,750 during the three months ended November 30, 2010 as compared to the same period of the prior year.   Also contributing to the decrease is the curtailment of the amount paid to our CFO, resulting in a decrease of $750 during the three months ended November 30, 2010 as compared to the same period of the prior year.

During both of the three month periods ended November 30, 2010 and 2009, we incurred $750 as compensation for services provided to us by our non-employee directors.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees increased $3,112 during the three months ended November 30, 2010 compared to the same period in 2009 substantially as a result of an increase in legal fees of approximately $3,000 due to additional services required of legal counsel upon the resignation of Mr. Patel and Ms. Hiranandani and the appointment of Mr. Sidhu to our Board of Directors.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $417,345 through November 30, 2010 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At November 30, 2010, we had cash and cash equivalents of $153,203. We have financed our operations primarily from $400,000 received from Octillion Corp., our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $15,261 for the three months ended November 30, 2010 compared to net cash used of $16,679 for the three months ended November 30, 2009.  The decrease in cash used in operating activities of $1,418 is primarily due to decreases in amounts paid for director and officer fees of $4,500 (see “Director and Officer Fees” above), offset by an increase in the amount paid for legal fees (see “Professional Fees” above).

Other Contractual Obligations

As of November 30, 2010, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the financial statements in this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

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

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

MicroChannel Technologies Corporation
(Registrant)

January 13, 2011	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, Director