Form 10-Q
period 2011-02-28
MICROCHANNEL TECHNOLOGIES CORP
filed 2011-04-12
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on April 7, 2011.

MICROCHANNEL TECHNOLOGIES CORPORATION
FORM 10-Q

For the Quarterly Period Ended February 28, 2011

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
FEBRUARY 28, 2011 AND AUGUST 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	February 28,	August 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$134,652	$168,464
Prepaid expenses	1,567	-
Total current assets	136,219	168,464

Total assets	$136,219	$168,464

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,620	$1,766
Total current liabilities	2,620	1,766

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at February 28, 2011 and August 31, 2010	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(428,498)	(395,399)
Total stockholders' equity	133,599	166,698

Total liabilities and stockholders' equity	$136,219	$168,464

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2011
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		February 28, 2005
	February 28,		February 28,		(inception) to
	2011	2010	2011	2010	February 28, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Option fee	-	-	-	-	2,000
Research and development	-	-	-	-	175,839
Director and officer fees	2,250	6,750	4,500	13,500	75,700
Professional fees	7,578	11,179	27,186	27,675	157,376
Other operating expenses	1,325	-	1,413	500	26,523
Total operating expenses	11,153	17,929	33,099	41,675	437,438

Loss from operations	(11,153)	(17,929)	(33,099)	(41,675)	(437,438)

Other income
Interest income	-	-	-	-	8,940
Total other income	-	-	-	-	8,940

Net loss	$(11,153)	$(17,929)	$(33,099)	$(41,675)	$(428,498)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2011
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the six months ended February 28, 2011	-	-	-	(33,099)	(33,099)

Balance, February 28, 2011	53,864,600	$5,386	$556,711	$(428,498)	$133,599

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 28, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Six Months Ended		February 28, 2005
	February 28,		(inception) to
	2011	2010	February 28, 2011

Cash flows from operating activities
Net loss	$(33,099)	$(41,675)	$(428,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	854	4,087	2,620
Increase in prepaid expenses	(1,567)	-	(1,567)
Net cash used in operating activities	(33,812)	(37,588)	(427,445)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(33,812)	(37,588)	134,652

Cash and cash equivalents at beginning of period	168,464	241,845	-

Cash and cash equivalents at end of period	$134,652	$204,257	$134,652

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
February 28, 2011
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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $428,498 as of February 28, 2011, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

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

The Company did not incur any research and development expense during the three and six month periods ended February 28, 2011 and 2010.  Research and development expense from the period of inception (February 28, 2005) to February 28, 2011 was $175,839, comprised entirely of payments made pursuant to the ISURF Research Agreement.  See “Note 6.  Option Interest in Nerve Regeneration Technologies.”

Recently Issued and Adopted Accounting Pronouncements

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

Following is the computation of basic net loss per share for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Numerator - net loss	$(11,153)	$(17,929)	$(33,099)	$(41,675)

Denominator - weighted average number of common shares outstanding - basic	53,864,600	53,864,600	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

-
Payment of $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve   Regeneration” of which $50,000 was due within 90 days of execution of the ISURF Agreement, and four subsequent equal payments of $26,460 each due quarterly, beginning on January 31, 2006.  An additional $50,000 was payable in five equal installments of $10,000 each due every two months upon the execution of the Amended ISURF Agreement on November 12, 2007.  As of February 28, 2011, the Company has paid $155,839 pursuant to the original ISURF Agreement and $20,000 pursuant to the Amended ISURF Agreement.

-
Contingent upon satisfactory progress and success of the above project, provide an additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.  The Company did not initiate the second research project.

Due to the inability of the researchers to identify suitable, commercially-available cells for use in the peripheral and optic nerve damage and nerve regeneration technologies it was determined that the Company was not obligated to make the remaining $30,000 in payments pursuant to the terms of the Amended ISURF Agreement.  During the period from inception (February 28, 2005) to February 28, 2011, the Company recorded research and development expense of $175,839 pursuant to the Amended ISURF Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation

A summary of our operating expenses for the three and six months ended February 28, 2011 and 2010 was as follows:

	Three Months Ended
	February 28,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Operating expenses
Director and officer fees	$2,250	$6,750	$(4,500)	(67)%
Professional fees	7,578	11,179	(3,601)	(32)
Other operating expenses	1,325	-	1,325	*
Total operating expenses	$11,153	$17,929	$(6,776)	(38)%

 * Not meaningful

	Six Months Ended
	February 28,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Operating expenses
Director and officer fees	$4,500	$13,500	$(9,000)	(67)%
Professional fees	27,186	27,675	(489)	(2)
Other operating expenses	1,413	500	913	183
Total operating expenses	$33,099	$41,675	$(8,576)	(21)%

Director and Officer Fees

Through August 31, 2010, our Chief Executive Officer (the “CEO”) received $1,250 per month and our Chief Financial Officer (the “CFO”) received $750 per month for their services as executive officers.  The Board approved a curtailment in the amount paid to our CFO from $750 per month to $500 per month, effective September 9, 2010.

Non-employee directors receive $250 per month for their services as directors.

Effective September 1, 2010, Mr. Meetesh Patel resigned as a member of our Board of Directors and from all executive officer positions held with us and Ms. Pattiann Hiranandani resigned as a member of our Board of Directors.  In order to fill the vacancies created by these resignations, the Board appointed Mr. David Gamache to the positions of President and CEO and Mr. Jeet Sidhu to our Board of Directors.

During the three months ended February 28, 2011 and 2010, we incurred $1,500 and $6,000 as compensation for services provided to us by our executive officers. The decrease of $4,500 is due to the resignation of Mr. Patel, resulting in a decrease of $3,750 during the three months ended February 28, 2011 as compared to the same period of the prior year.   Also contributing to the decrease is the curtailment of the amount paid to our CFO, resulting in a decrease of $750 during the three months ended February 28, 2011 as compared to the same period of the prior year.

During the six months ended February 28, 2011 and 2010, we incurred $3,000 and $12,000 as compensation for services provided to us by our executive officers. The decrease of $9,000 is due to the resignation of Mr. Patel and the curtailment of the amount paid to our CFO.

During both of the three month periods ended February 28, 2011 and 2010, we incurred $750 as compensation for services provided to us by our non-employee directors.

During both of the six month periods ended February 28, 2011 and 2010, we incurred $1,500 as compensation for services provided to us by our non-employee directors.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees decreased $3,601 during the three months ended February 28, 2011 compared to the same period in 2010 substantially as a result of a decrease in accounting and audit fees directly attributable to the reduction in services provided while we identify new commercial opportunities.

Professional fees decreased $489 during the six months ended February 28, 2011 compared to the same period in 2010 substantially as a result of the decrease in accounting and audit related fees offset by an increase in legal fees due to additional services required of legal counsel upon the resignation of Mr. Patel and Ms. Hiranandani and the appointment of Mr. Sidhu to our Board of Directors (see “Director and Officer Fees” above).

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $428,498 through February 28, 2011 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At February 28, 2011, we had cash and cash equivalents of $134,652. We have financed our operations primarily from $400,000 received from Octillion Corp., our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $33,812 for the six months ended February 28, 2011 compared to net cash used of $37,588 for the six months ended February 28, 2010.  The decrease in cash used in operating activities of $3,776 is primarily due to decreases in amounts paid for director and officer fees of $9,000 (see “Director and Officer Fees” above), offset by an increase in the amount paid for professional fees (see “Professional Fees” above).

Other Contractual Obligations

As of February 28, 2011, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the financial statements in this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of February 28, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MicroChannel Technologies Corporation
(Registrant)

April 12, 2011	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, Director