Form 10-Q
period 2011-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2011-07-14
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on July 11, 2011.

MICROCHANNEL TECHNOLOGIES CORPORATION
FORM 10-Q

For the Quarterly Period Ended May 31, 2011

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
MAY 31, 2011 AND AUGUST 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$122,502	$168,464
Prepaid expenses	4,326	-
Total current assets	126,828	168,464

Total assets	$126,828	$168,464

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,089	$1,766
Total current liabilities	1,089	1,766

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at May 31, 2011 and August 31, 2010	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(436,358)	(395,399)
Total stockholders' equity	125,739	166,698

Total liabilities and stockholders' equity	$126,828	$168,464

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		February 28, 2005
	May 31,		May 31,		(inception) to
	2011	2010	2011	2010	May 31, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Option fee	-	-	-	-	2,000
Research and development	-	-	-	-	175,839
Director and officer fees	2,250	6,750	6,750	20,250	77,950
Professional fees	5,515	6,694	32,702	34,369	162,891
Other operating expenses	95	95	1,507	595	26,618
Total operating expenses	7,860	13,539	40,959	55,214	445,298

Loss from operations	(7,860)	(13,539)	(40,959)	(55,214)	(445,298)

Other income
Interest income	-	-	-	-	8,940
Total other income	-	-	-	-	8,940

Net loss	$(7,860)	$(13,539)	$(40,959)	$(55,214)	$(436,358)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the nine months ended May 31, 2011	-	-	-	(40,959)	(40,959)

Balance, May 31, 2011	53,864,600	$5,386	$556,711	$(436,358)	$125,739

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Nine Months Ended		February 28, 2005
	May 31,		(inception) to
	2011	2010	May 31, 2011

Cash flows from operating activities
Net loss	$(40,959)	$(55,214)	$(436,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,326)	-	(4,326)
Increase (decrease) in accounts payable	(677)	(43)	1,089
Net cash used in operating activities	(45,962)	(55,257)	(439,595)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(45,962)	(55,257)	122,502

Cash and cash equivalents at beginning of period	168,464	241,845	-

Cash and cash equivalents at end of period	$122,502	$186,588	$122,502

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
May 31, 2011
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

The Company was previously engaged in an effort to develop technologies and products for peripheral and optic nerve damage and nerve regeneration.  Until September 30, 2008, the Company was engaged in the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology.  On September 30, 2008, the Option Agreement and Sponsored Project Agreement between the Company and ISURF expired, thereby concluding the Company’s research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of these agreements with ISURF, researchers were unable to identify suitable, commercially-available cells for use in this technology.  The Company did not renew these agreements with ISURF.

The Company does not currently engage in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $436,358 as of May 31, 2011, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

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

The Company did not incur any research and development expense during any of the three and nine month periods ended May 31, 2011 and 2010.  Research and development expense from the period of inception (February 28, 2005) to May 31, 2011 was $175,839, comprised entirely of payments made pursuant to the ISURF Research Agreement.  See “Note 6.  Option Interest in Nerve Regeneration Technologies.”

Fair Value of Financial Instruments

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

Following is the computation of basic net loss per share for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Numerator - net loss	$(7,860)	$(13,539)	$(40,959)	$(55,214)

Denominator - weighted average number of common shares outstanding - basic	53,864,600	53,864,600	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The Company did not incur any research and development expense during any of the three and nine month periods ended May 31, 2011 and 2010.  During the period from inception (February 28, 2005) to May 31, 2011, the Company recorded research and development expense of $175,839 pursuant to the ISURF Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “MicroChannel” refer to MicroChannel Technologies Corporation..

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying notes to the financial statements included in this Form 10-Q.

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

We are a development stage company previously engaged in an effort to develop technologies and products for peripheral and optic nerve damage and nerve regeneration.  Until September 30, 2008, we were engaged in the development of the Iowa State University Research Foundation Inc. (“ISURF”) Nerve Regeneration Technology.  On September 30, 2008, the Option Agreement and Sponsored Project Agreement between us and ISURF expired, thereby concluding our research and development of technologies and products for peripheral and optic nerve damage and nerve regeneration.  Upon conclusion of these agreements with ISURF, researchers were unable to identify suitable, commercially-available cells for use in this technology.  We did not renew these agreements with ISURF.

We do not currently engage in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Results of Operation

Three and Nine Months Ended May 31, 2011 and 2010

Below is a summary of our operating expenses for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended
	May 31,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Operating expenses
Director and officer fees	$2,250	$6,750	$(4,500)	(67)%
Professional fees	5,515	6,694	(1,179)	(18)
Other operating expenses	95	95	-	-
Total operating expenses	$7,860	$13,539	$(5,679)	(42)%

	Nine Months Ended
	May 31,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Operating expenses
Director and officer fees	$6,750	$20,250	$(13,500)	(67)%
Professional fees	32,702	34,369	(1,667)	(5)
Other operating expenses	1,507	595	912	153
Total operating expenses	$40,959	$55,214	$(14,255)	(26)%

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

During the three months ended May 31, 2011 and 2010, we incurred $1,500 and $6,000, respectively, as compensation for services provided to us by our executive officers. The decrease of $4,500 is due to the resignation of Mr. Patel, resulting in a decrease of $3,750 during the three months ended May 31, 2011 as compared to the same period of the prior year.   Also contributing to the decrease is the curtailment of the amount paid to our CFO, resulting in a decrease of $750 during the three months ended May 31, 2011 as compared to the same period of the prior year.

During the nine months ended May 31, 2011 and 2010, we incurred $4,500 and $18,000, respectively, as compensation for services provided to us by our executive officers. The decrease of $13,500 is due to the resignation of Mr. Patel and the curtailment of the amount paid to our CFO.

During both of the three month periods ended May 31, 2011 and 2010, we incurred $750 as compensation for services provided to us by our non-employee directors.

During both of the nine month periods ended May 31, 2011 and 2010, we incurred $2,250 as compensation for services provided to us by our non-employee directors.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees decreased $1,179 during the three months ended May 31, 2011 compared to the same period in 2010 substantially as a result of a decrease in accounting related fees directly attributable to the reduction in services provided while we identify new commercial opportunities.

Professional fees decreased $1,667 during the nine months ended May 31, 2011 compared to the same period in 2010 partially as a result of the decrease in accounting and audit related fees of approximately $5,000 offset by an increase in legal fees of approximately $3,100 due to additional services required of legal counsel upon the resignation of Mr. Patel and Ms. Hiranandani and the appointment of Mr. Sidhu to our Board of Directors (see “Director and Officer Fees” above).

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $436,358 through May 31, 2011 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At May 31, 2011, we had cash and cash equivalents of $122,502. We have financed our operations primarily from $400,000 received from New Energy, our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $45,962 for the nine months ended May 31, 2011 compared to net cash used in operating activities of $55,257 for the nine months ended May 31, 2010.  The decrease in cash used in operating activities of $9,295 substantially due to a decrease in the amount paid for director and officer fees (see “Director and Officer Fees” above).

Other Contractual Obligations

As of May 31, 2011, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MicroChannel Technologies Corporation
(Registrant)

July 14, 2011	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director