Form 10-K
period 2011-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2011-10-27
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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
Yes ☒ No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 28, 2011 was $684,600.

As of October 17, 2011, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2011

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2011 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this 10-K only, “we,” “us,” “our,” “Company,” “our Company,” and “MicroChannel” refer to MicroChannel Technologies Corporation, a Nevada corporation.

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

We do not currently engage in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new and potentially commercial opportunities. As of the date of the filing of this report, we have no agreement or understanding with any person regarding the acquisition by us of any new and potentially commercial opportunities. There is no assurance that we will be able to identify and acquire any new and potentially commercial opportunities; the form and structure of any such acquisition may include, but are not limited to, a reverse merger resulting in our existing shareholders becoming minority shareholders on a post merger basis; however, the actual terms, conditions and form of any such acquisition are not ascertainable at this time.

Research and Development

Research and development costs represent costs incurred pursuant to our former research agreement with ISURF, which included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair, and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

We did not incur any research and development expense during the years ended August 31, 2011 and 2010.  Research and development expense from the period of inception (February 28, 2005) to August 31, 2011 was $175,839, comprised entirely of payments made pursuant to the ISURF Research Agreement.

Employees

As of August 31, 2011, we did not have any employees.

ITEM 2.  PROPERTIES

Our corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, MD, 21045.  This premise is leased by the MVP Law Group, P.A, of which our former Chief Executive Officer is the founder.  The MVP Law Group, P.A. does not currently charge us rent to utilize this space.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, or any beneficial owner of record of more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group, Inc. OTCQBTM tier (the “OTCQB”) and was previously traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “MCTC.”

The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB and the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2011
First Quarter 2011 (September 1 – November 30, 2010)	$0.09	$0.02
Second Quarter 2011 (December 1, 2010 – February 28, 2011)	$0.15	$0.02
Third Quarter 2011 (March 1 – May 31, 2011)	$0.08	$0.03
Fourth Quarter 2011 (June 1 – August 31, 2011)	$0.04	$0.01

Fiscal Year Ended August 31, 2010
First Quarter 2010 (September 1 – November 30, 2009)	$0.05	$0.01
Second Quarter 2010 (December 1, 2009 – February 28, 2010)	$0.10	$0.02
Third Quarter 2010 (March 1 – May 31, 2010)	$0.08	$0.02
Fourth Quarter 2010 (June 1 – August 31, 2010)	$0.04	$0.02

As of October 14, 2011, there were approximately 31 stockholders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock and our board of directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2011, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Results of Operations

Years Ended August 31, 2011 and 2010

Below is a summary of our operating expenses for the years ended August 31, 2011 and 2010:

	Year Ended
	August 31,		Increase /
	2011	2010	(Decrease)

Operating expenses
Director and officer fees	$9,000	$27,000	$(18,000)
Professional fees	38,372	41,880	(3,508)
Other operating expenses	1,545	1,249	296
Total operating expenses	$48,917	$70,129	$(21,212)

Director and Officer Fees

Through August 31, 2010, our Chief Executive Officer (the “CEO”) received $1,250 per month and our Chief Financial Officer (the “CFO”) received $750 per month for their services as executive officers

Non-employee directors receive $250 per month for their services as directors.

Effective September 1, 2010, Mr. Meetesh Patel resigned as a member of our Board of Directors (the “Board”) and from all executive officer positions held with us and Ms. Pattiann Hiranandani resigned as a member of our Board.  In order to fill the vacancies created by these resignations, the Board appointed Mr. David Gamache to the positions of President and CEO and Mr. Jeet Sidhu to our Board. The Board approved a curtailment in the amount paid to Mr. Gamache for services rendered as our CFO and CEO from $750 per month to $500 per month, effective September 9, 2010.

During the years ended August 31, 2011 and 2010, we incurred $6,000 and $24,000, respectively, as compensation for services provided to us by our executive officers. The decrease of $18,000 is due to the resignation of Mr. Patel and the curtailment of the amount paid to Mr. Gamache.

During both of the years ended August 31, 2011 and 2010, we incurred $3,000 as compensation for services provided to us by our non-employee directors.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees decreased $3,508 during the year ended August 31, 2011 compared to the year ended August 31, 2010, substantially as a result of the decrease in accounting and audit related fees of approximately $6,500 offset by an increase in legal fees of approximately $2,400. The decrease in accounting and audit related fees is primarily due to the decrease in the level of services we require while we are in the process of identifying new commercial opportunities. The increase in legal fees is due to additional services required of legal counsel upon the resignation of Mr. Patel and Ms. Hiranandani and the appointment of Mr. Sidhu to our Board (see “Director and Officer Fees” above).

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $444,316 through August 31, 2011 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At August 31, 2011, we had cash and cash equivalents of $115,421. We have financed our operations primarily from $400,000 received from New Energy, our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $53,043 for the year ended August 31, 2011 compared to net cash used in operating activities of $73,381 for the year ended August 31, 2010.  The decrease in cash used in operating activities of $20,338 is substantially due to a decrease in the amount paid for director and officer fees (see “Director and Officer Fees” above).

Other Contractual Obligations

As of August 31, 2011, we do not have any contractual obligations.

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

Subsequent Events

Change in Control

On September 28, 2011, Kalen Capital Corporation, a private corporation formed and existing under the laws of the Province of Alberta, Canada, wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder in two separate private transactions, sold an aggregate of 29,749,600 of its 36,749,600 shares of the Company, representing 55.2% of the Company’s issued and outstanding common stock to Messrs. Jatinder Bhogal and Jeet Sidhu, a current director of the Company, for total compensation of $2,974.96. Pursuant to the terms of their respective stock purchase agreements, Mr. Bhogal purchased 23,000,000 shares of the Company’s common stock for $2,300 and Mr. Sidhu purchased 6,749,600 shares of the Company’s common stock for $674.96; each of Messrs. Bhogal and Sidhu used their personal funds to purchase their respective shares. These transactions constitute a change in control of the Company. At the current time the Company will remain a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended and Rule 12b-2 of the Securities Exchange Act of 1934, as amended. There are no arrangements between Messrs. Bhogal and Sidhu and Kalen Capital Corporation with respect to the election of directors, changes to the Company’s current management or any other matters.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MicroChannel Technologies Corporation
Columbia, Maryland

We have audited the accompanying balance sheets of MicroChannel Technologies Corporation ("the Company") (a development stage company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
October 27, 2011

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
AUGUST 31, 2011 AND 2010
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$115,421	$168,464
Prepaid expenses	3,934	-
Total current assets	119,355	168,464

Total assets	$119,355	$168,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,574	$1,766
Total current liabilities	1,574	1,766

Stockholders’ equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at August 31, 2011 and 2010	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(444,316)	(395,399)
Total stockholders’ equity	117,781	166,698

Total liabilities and stockholders’ equity	$119,355	$168,464

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
  AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2011
(Expressed in U.S. Dollars)

				Cumulative
	Year Ended			February 28, 2005
	August 31,			(inception) to
	2011	2010		August 31, 2011

Revenue	$-	$-		$-

Operating expenses
Option fee	-	-		2,000
Research and development	-	-		175,839
Director and officer fees	9,000	27,000		80,200
Professional fees	38,372	41,880		168,562
Other operating expenses	1,545	1,249		26,655
Total operating expenses	48,917	70,129		453,256

Loss from operations	(48,917)	(70,129)		(453,256)

Other income
Interest income	-	-		8,940
Total other income	-	-		8,940

Net loss	$(48,917)	$(70,129	) $	(444,316)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2011
(Expressed in U.S. Dollars)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the year ended August 31, 2011	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	$5,386	$556,711	$(444,316)	$117,781

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2011
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2011	2010	August 31, 2011

Cash flows from operating activities
Net loss	$(48,917)	$(70,129)	$(444,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(3,934)	-	(3,934)
Increase (decrease) in accounts payable	(192)	(3,252)	1,574
Net cash used in operating activities	(53,043)	(73,381)	(446,676)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(53,043)	(73,381)	115,421

Cash and cash equivalents at beginning of period	168,464	241,845	-

Cash and cash equivalents at end of period	$115,421	$168,464	$115,421

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2011
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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $444,316 as of August 31, 2011, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less.  On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.  See “Note 6. Income Taxes” for further discussion.

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

Following is the computation of basic net loss per share for the years ended August 31, 2011 and 2010:

	Year Ended
	August 31,
	2011	2010

Numerator - net loss	$(48,917)	$(70,129)

Denominator - weighted average number of common shares outstanding – basic	53,864,600	53,864,600

Basic net loss per common share	$(0.00)	$(0.00)

Note 5.  Related Party Transactions

Director Fees

Non-employee directors receive $250 per month for their services as directors.

During both of the years ended August 31, 2011 and 2010, the Company incurred $3,000 as compensation for services provided by its non-employee directors.

Officer Fees

Through August 31, 2010, the Company’s Chief Executive Officer (the “CEO”) received $1,250 per month and its Chief Financial Officer (the “CFO”) received $750 per month for their services as executive officers.

Effective September 1, 2010, Mr. Meetesh Patel resigned as a member of the Company’s Board of Directors (the “Board”) and from all executive officer positions held with the Company, and Ms. Pattiann Hiranandani resigned as a member of the Company’s Board.  In order to fill the vacancies created by these resignations, the Board appointed Mr. David Gamache to the positions of President and CEO and Mr. Jeet Sidhu to the Company’s Board. The Board approved a curtailment in the amount paid to Mr. Gamache for services rendered as the Company’s CFO and CEO from $750 per month to $500 per month, effective September 9, 2010.

During the years ended August 31, 2011 and 2010, the Company incurred $6,000 and $24,000, respectively, as compensation for services that executive officers provided to the Company.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

Note 6.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at August 31, 2011 and 2010 are as follows:

	Year Ended
	August 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$94,352	$76,140
Capitalized research and development	10,476	12,056
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	106,791	90,159

Less: valuation allowance	(106,791)	(90,159)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $16,632 and $24,042 for the years ended August 31, 2011 and 2010.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2011 available to offset future federal taxable income, if any, of $277,505, which will fully expire by the fiscal year ended August 31, 2031.  Accordingly, there is no current tax expense for the years ended August 31, 2011 and 2010.  In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2011, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2011 and 2010.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2011 and 2010:

	Year Ended
	August 31,
	2011	2010

Income tax benefit at statutory rate	$16,632	$23,844
Other	-	198
Change in valuation allowance	(16,632)	(24,042)
	$-	$-

The fiscal years 2008 through 2011 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 7.  Subsequent Events

Change in Control

On September 28, 2011, Kalen Capital Corporation, a private corporation formed and existing under the laws of the Province of Alberta, Canada, wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder in two separate private transactions, sold an aggregate of 29,749,600 of its 36,749,600 shares of the Company, representing 55.2% of the Company’s issued and outstanding common stock to Messrs. Jatinder Bhogal and Jeet Sidhu, a current director of the Company, for total compensation of $2,974.96. Pursuant to the terms of their respective stock purchase agreements, Mr. Bhogal purchased 23,000,000 shares of the Company’s common stock for $2,300 and Mr. Sidhu purchased 6,749,600 shares of the Company’s common stock for $674.96; each of Messrs. Bhogal and Sidhu used their personal funds to purchase their respective shares. These transactions constitute a change in control of the Company. At the current time the Company will remain a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended and Rule 12b-2 of the Securities Exchange Act of 1934, as amended. There are no arrangements between Messrs. Bhogal and Sidhu and Kalen Capital Corporation with respect to the election of directors, changes to the Company’s current management or any other matters.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2011, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a board of directors comprised of two members. Each director holds office until a successor is duly elected or appointed.  Executive officers serve at the discretion of the Board and are appointed by the Board.

Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position With Company	Director Since
David Gamache	61	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	August 5, 2008
Jeet S. Sidhu	39	Director	September 2, 2010

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

Jeet S. Sidhu.  Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance in 1995. From 2002-2009, Mr. Sidhu was Vice-President of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations.  Mr. Sidhu served as a member of the Board of Directors for U.S. Petroleum Corporation from August 2003 until August 2006.  Mr. Sidhu served as a Director of Entheos Technologies, Inc. from September 8, 2008 to August 26, 2010.  Mr. Sidhu currently serves as a member of the Board of Directors of PhytoMedical Technologies, Inc.  Mr. Sidhu was invited to join the Board of Directors due to his experience with public companies in the matters relating to management, administration, financial reporting, legal compliance, and business development.

Recent Management Changes

Effective September 1, 2010, Mr. Meetesh Patel resigned as a member of our Board and from all executive officer positions held with us and Ms. Pattiann Hiranandani resigned as a member of our Board.  In order to fill the vacancies created by these resignations, the Board appointed Mr. Gamache to the position of President and Chief Executive Officer.

The resignations of each of Mr. Patel and Ms. Hiranandani were not the result of any disagreement with us on any matter relating to our operations, policies or practices, but rather the declared desire of each of Mr. Patel and Ms. Hiranandani to pursue other interests, which would no longer permit either of them to continue to serve as one of our directors or an officer.

Effective September 2, 2010, the Board appointed Mr. Jeet Sidhu to serve as a member of our Board.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, executive officers, or promoters have been involved in any of the following legal proceedings:

1.
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

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.
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

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(a) or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
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

8.
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2011, each director attended at least 75% of all meetings of the Board of Directors.  We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2011 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2011 and 2010:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
David Gamache (1)	2011	6,000	6,000
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2010	9,000	9,000

Meetesh Patel (2)	2011	-	-
Former President and Chief Executive Officer, and Former Director	2010	15,000	15,000

(1)
Mr. Gamache was appointed our CFO, Secretary, Treasurer, and as a member of our Board, effective August 5, 2008.  In order to fill the vacancy created by the resignation of Mr. Patel, the Board appointed Mr. Gamache to the position of President and Chief Executive Officer, effective September 1, 2010. Through August 31, 2010, Mr. Gamache received compensation of $750 per month for services rendered as our CFO.  The Board approved a curtailment in the amount paid to Mr. Gamache from $750 per month to $500 per month, effective September 9, 2010.

(2)
Mr. Patel was appointed our President and CEO and as a member of our Board, effective August 5, 2008.  Mr. Patel received compensation of $1,250 per month for services rendered as our President and CEO.  Effective September 1, 2010, Mr. Patel resigned as a member of our Board and from all executive officer positions held with us.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We do not have an employee stock option plan or other benefit plans.  Therefore, as of August 31, 2011, there were no equity awards outstanding for the Named Executive Officers.

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

Mr. Jeet S. Sidhu was appointed as a member of our Board, effective September 1, 2010, in order to fill the vacancy created by the resignation of Ms. Pattiann Hiranandani on the same date.

During the year ended August 31, 2011, we paid $3,000 to Mr. Sidhu as compensation for services rendered as a non-employee director.

During the year ended August 31, 2010, we paid $3,000 to Ms. Hiranandani as compensation for services rendered as a non-employee director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 14, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)		Percent of Class(1)
Kalen Capital Corporation
1628 West 1st Avenue, Suite 216	Stockholder	7,000,000	(2)	13.0%
Vancouver, BC V6J 1G1

David Gamache	President, Chief
9192 Red Branch Road, Suite 110	Executive Officer, Chief
Columbia, MD 21045	Financial Officer,	-0-		-0-%
	Secretary, Treasurer, and
	Director

Jeet Sidhu
9192 Red Branch Road, Suite 110	Director	6,749,600	(3)	12.5%
Columbia, MD 21045

Jatinder Bhogal
1962 Knox Road	Stockholder	23,000,000	(4)	42.7%
Vancouver, BC V6T 1S6

Meetesh Patel (5)	Former President, Chief
9192 Red Branch Road, Suite 110	Executive Officer, and	-0-		-0-%
Columbia, MD 21045	Director

Pattiann Hiranandani (6)
9192 Red Branch Road, Suite 110	Former Director	-0-		-0-%
Columbia, MD 21045

All Directors and Officers as a Group		6,749,600		12.5%
(2 persons)

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 53,864,600 shares of common stock issued and outstanding on a fully diluted basis as of October 14, 2011.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of October 14, 2011 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Represents shares owned by Kalen Capital Corporation, a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder.

(3)	Represents shares purchased by Mr. Sidhu from Kalen Capital Corporation on September 28, 2011.

(4)	Represents shares purchased by Mr. Bhogal from Kalen Capital Corporation on September 28, 2011.

(5)	On September 1, 2010, Mr. Patel resigned as a member of our Board and from all executive officer positions held with us.

(6)	On September 1, 2010 Ms. Hiranandani resigned as a member of our Board and from all executive officer positions held with us.

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

Transactions with Related Persons

Since the beginning of the fiscal year ended August 31, 2011, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions. For related party transactions that do not exceed $120,000 please see “Note 5.  Related Party Transactions” in the notes to the financial statements included in this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2011.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2011 and 2010.

	Year Ended
	August 31,
	2011	2010
Audit fees	$13,869	$16,453
Tax fees	1,943	2,236
Total fees	$15,812	$18,689

Audit Fees

Audit fees for the years ended August 31, 2011 and 2010 consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2011 and 2010.

Audit-Related Fees

There were no audit-related fees billed by Peterson Sullivan for the years ended August 31, 2011 and 2010.

Tax Fees

Tax fees for the years ended August 31, 2011 and 2010 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2011 and 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of August 31, 2011 and 2010
•	Statements of Operations for the Years Ended August 31, 2011 and 2010 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2011
•	Statements of Stockholders’ Equity (Deficit) from February 28, 2005 (Inception) to August 31, 2011
•	Statements of Cash Flows for the Years Ended August 31, 2011 and 2010 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2011
•	Notes to Financial Statements

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

MicroChannel Technologies Corporation
(Registrant)

October 27, 2011	By	/s/ David Gamache
David Gamache
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gamache	Chief Executive Officer, Chief	October 27, 2011
David Gamache	Financial Officer, Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jeet Sidhu	Director	October 27, 2011
Jeet Sidhu

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws. (2)

10.1	Code of Ethics. *

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