Form 10-Q
period 2011-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2012-01-12
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on January 9, 2012.

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

FORM 10-Q

For the Periods Ended November 30, 2011 and 2010

Table of Contents

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
NOVEMBER 30, 2011 AND AUGUST 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	November 30,	August 31,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$105,058	$115,421
Prepaid expenses	3,542	3,934
Total current assets	108,600	119,355

Total assets	$108,600	$119,355

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$18,954	$1,574
Total current liabilities	18,954	1,574

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at November 30, 2011 and August 31, 2011	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(472,451)	(444,316)
Total stockholders' equity	89,646	117,781

Total liabilities and stockholders' equity	$108,600	$119,355

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
  AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2011	2010	November 30, 2011

Revenue	$-	$-	$-

Operating expenses
Option fee	-	-	2,000
Research and development	-	-	175,839
Director and officer fees	2,850	2,250	83,050
Professional fees	25,245	19,608	193,807
Other operating expenses	40	88	26,695
Total operating expenses	28,135	21,946	481,391

Loss from operations	(28,135)	(21,946)	(481,391)

Other income
Interest income	-	-	8,940
Total other income	-	-	8,940

Net loss	$(28,135)	$(21,946)	$(472,451)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the year ended August 31, 2011	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss for the three months ended November 30, 2011	-	-	-	(28,135)	(28,135)

Balance, November 30, 2011	53,864,600	$5,386	$556,711	$(472,451)	$89,646

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2011	2010	November 30, 2011

Cash flows from operating activities
Net loss	$(28,135)	$(21,946)	$(472,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	392	-	(3,542)
Increase in accounts payable	17,380	6,685	18,954
Net cash used in operating activities	(10,363)	(15,261)	(457,039)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(10,363)	(15,261)	105,058

Cash and cash equivalents at beginning of period	115,421	168,464	-

Cash and cash equivalents at end of period	$105,058	$153,203	$105,058

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 1.  Organization and Description of Business

MicroChannel Technologies Corporation (“the Company”) was formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (“New Energy”).  New Energy spun off the Company’s issued and outstanding shares to New Energy’s shareholders on December 18, 2007, the date on which a registration statement was declared effective by the United States Securities and Exchange Commission (“SEC”). The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005.

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $472,451 as of November 30, 2011, and does not have positive cash flows from operating activities.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K for the year ended August 31, 2011 filed with the SEC.

Note 4.  Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from the estimates as additional information becomes known.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently Issued and Adopted Acounting Pronouncements

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

Note 5.  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. During the three months ended September 30, 2011 and 2010, the Company recorded a net loss.  The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2011 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “MicroChannel” refer to MicroChannel Technologies Corporation.

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

Background

We were formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (“New Energy”). New Energy spun off New Energy’s issued and outstanding shares to New Energy’s shareholders on December 18, 2007.  We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to our existing name, MicroChannel Technologies Corporation, on April 4, 2005.

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

Results of Operation

Three Months Ended November 30, 2011 and 2010

Below is a summary of our operating expenses for the three months ended November 30, 2011 and 2010:

	Three Months Ended
	November 30,		Increase /
	2011	2010	(Decrease)

Operating expenses
Director and officer fees	$2,850	$2,250	$600
Professional fees	25,245	19,608	5,637
Other operating expenses	40	88	(48)
Total operating expenses	$28,135	$21,946	$6,189

Director and Officer Fees

Mr. David Gamache, our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and one of our directors receives $500 per month for his service as both an executive officer and a director.

Non-employee directors receive $250 per month for their services as directors.

During the three months ended November 30, 2011 and 2010, we incurred $2,100 and $1,500, respectively, as compensation for services provided to us by Mr. Gamache. The increase of $600 is due to compensation provided to Mr. Gamache for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

During both of the three month periods ended November 30, 2011 and 2010, we incurred $750 as compensation for services provided to us by our non-employee director.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees for the three months ended November 30, 2011 and 2010 were $25,245 and $19,608, respectively. The increase of $5,637 is substantially due to the increase in legal fees of approximately $6,900 as a result of legal services provided in connection with the identification of new commercial opportunities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $472,451 through November 30, 2011 and do not have positive cash flows from operating activities.  Due to the “start up” nature of our business, we expect to incur losses as we continue to identify and develop new technologies.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At November 30, 2011, we had cash and cash equivalents of $105,058. We have financed our operations primarily from $400,000 received from New Energy, our former parent company.  This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $10,363 for the three months ended November 30, 2011 compared to net cash used in operating activities of $15,261 for the three months ended November 30, 2010. The decrease in cash used in operating activities of $4,898 is substantially due to a timing difference in the payment for legal fees.  At November 30, 2011 and 2010, legal fees included in accounts payable were $12,373 and $1,140, respectively. Legal fees were approximately $6,900 higher in the three months ended November 30, 2011 as compared to the same period in 2010 (see “Professional Fees” above).

Other Contractual Obligations

As of November 30, 2011, we do not have any contractual obligations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws.(2)

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

MicroChannel Technologies Corporation (Registrant)

January 12, 2012	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer, Chief Financial Officer, and Director