Form 10-Q
period 2012-02-29
MICROCHANNEL TECHNOLOGIES CORP
filed 2012-04-16
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on April 6, 2012.

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

FORM 10-Q

For the Periods Ended February 29, 2012 and February 28, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

FEBRUARY 29, 2012 AND AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

	February 29,	August 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$76,689	$115,421
Prepaid expenses	2,363	3,934
Total current assets	79,052	119,355

Total assets	$79,052	$119,355

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,444	$1,574
Total current liabilities	1,444	1,574

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at February 29, 2012 and August 31, 2011	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(484,489)	(444,316)
Total stockholders' equity	77,608	117,781

Total liabilities and stockholders' equity	$79,052	$119,355

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 29, 2012

(Expressed in U.S. Dollars)

(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		February 28, 2005
	February 29,	February 28,	February 29,	February 28,	(inception) to
	2012	2011	2012	2011	February 29, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Option fee	-	-	-	-	2,000
Research and development	-	-	-	-	175,839
Director and officer fees	2,250	2,250	5,100	4,500	85,300
Professional fees	9,272	7,578	34,517	27,186	203,079
Other operating expenses	517	1,325	556	1,413	27,211
Total operating expenses	12,039	11,153	40,173	33,099	493,429

Loss from operations	(12,039)	(11,153)	(40,173)	(33,099)	(493,429)

Other income
Interest income	-	-	-	-	8,940
Total other income	-	-	-	-	8,940

Net loss	$(12,039)	$(11,153)	$(40,173)	$(33,099)	$(484,489)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 29, 2012

(Expressed in U.S. Dollars)

(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the year ended August 31, 2011	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss for the six months ended February 29, 2012	-	-	-	(40,173)	(40,173)

Balance, February 29, 2012	53,864,600	$5,386	$556,711	$(484,489)	$77,608

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO FEBRUARY 29, 2012

(Expressed in U.S. Dollars)

(Unaudited)

			Cumulative
	Six Months Ended		February 28, 2005
	February 29,	February 28,	(inception) to
	2012	2011	February 29, 2012

Cash flows from operating activities
Net loss	$(40,173)	$(33,099)	$(484,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,571	(1,567)	(2,363)
Increase (decrease) in accounts payable	(130)	854	1,444
Net cash used in operating activities	(38,732)	(33,812)	(485,408)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(38,732)	(33,812)	76,689

Cash and cash equivalents at beginning of period	115,421	168,464	-

Cash and cash equivalents at end of period	$76,689	$134,652	$76,689

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

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

The Company is not currently engaged in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $484,489 as of February 29, 2012, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012 or any other interim period. For further information, refer to the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K for the year ended August 31, 2011 filed with the SEC.

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

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in on orderly transaction between market participants. The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Note 5. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. During the three and six months ended February 29, 2012 and February 28, 2011, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended February 29, 2012 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new and potentially commercial opportunities. As of the date of the filing of this report, we have no agreement or understanding with any person regarding the acquisition by us of any new and potentially commercial opportunities.

Results of Operation

Three and Six Months Ended February 29, 2012 and February 28, 2011

Below is a summary of our operating expenses for the three and six months ended February 29, 2012 and February 28, 2011:

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Increase /	February 29,	February 28,	Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)

Operating expenses
Director and officer fees	$2,250	$2,250	$-	$5,100	$4,500	$600
Professional fees	9,272	7,578	1,694	34,517	27,186	7,331
Other operating expenses	517	1,325	(808)	556	1,413	(857)
Total operating expenses	$12,039	$11,153	$886	$40,173	$33,099	$7,074

Director and Officer Fees

Mr. David Gamache, our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and one of our directors receives $500 per month for his services as both an executive officer and a director.

Non-employee directors receive $250 per month for their services as directors.

During both of the three month periods ended February 29, 2012 and February 28, 2011, we incurred $1,500 as compensation for services provided to us by Mr. Gamache and $750 as compensation for services provided to us by our non-employee director.

During the six months ended February 29, 2012 and February 28, 2011, we incurred $3,600 and $3,000, respectively, as compensation for services provided to us by Mr. Gamache. The increase of $600 is due to compensation provided to Mr. Gamache for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

During both of the six month periods ended February 29, 2012 and February 28, 2011, we incurred $1,500 as compensation for services provided to us by our non-employee director.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees for the three months ended February 29, 2012 and February 28, 2011 were $9,272 and $7,578, respectively. The increase of $1,694 is primarily due to the requirement to file an XBRL exhibit along with our quarterly and annual SEC filings, effective for the quarter ended November 30, 2011, resulting in an increase in filing fees of approximately $900.

Professional fees for the six months ended February 29, 2012 and February 28, 2011 were $34,517 and $27,186, respectively. The increase of $7,331 is substantially due to the increase in legal fees of approximately $7,100 as a result of legal services provided in connection with the identification of new commercial opportunities.

Other Operating Expenses

Other operating expenses primarily consist of office supplies, travel and entertainment, postage and printing expenses, and business license related fees.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred cumulative losses of $484,489 through February 29, 2012 and do not have positive cash flows from operating activities. Due to the “start up” nature of our business, we expect to incur losses as we continue to identify and develop new technologies. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary. We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At February 29, 2012, we had cash and cash equivalents of $76,689. We have financed our operations primarily from $400,000 received from New Energy, our former parent company. This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $38,732 for the six months ended February 29, 2012 compared to net cash used in operating activities of $33,812 for the six months ended February 28, 2011. The increase in cash used in operating activities of $4,920 is substantially due to the increase in legal fees. (see “Professional Fees” above).

Other Contractual Obligations

As of February 29, 2012, we do not have any contractual obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures

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

MicroChannel Technologies Corporation
(Registrant)

April 16, 2012	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director

