Form 10-Q
period 2012-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2012-07-16
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on July 9, 2012.

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

FORM 10-Q

For the Periods Ended May 31, 2012 and 2011

Table of Contents

PART I FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
MAY 31, 2012 AND AUGUST 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$69,618	$115,421
Prepaid expenses	1,575	3,934
Total current assets	71,193	119,355

Total assets	$71,193	$119,355

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$1,574
Total current liabilities	-	1,574

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at May 31, 2012 and August 31, 2011	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(490,904)	(444,316)
Total stockholders' equity	71,193	117,781

Total liabilities and stockholders' equity	$71,193	$119,355

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		February 28, 2005
	May 31,		May 31,		(inception) to
	2012	2011	2012	2011	May 31, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Option fee	-	-	-	-	2,000
Research and development	-	-	-	-	175,839
Director and officer fees	2,250	2,250	7,350	6,750	87,550
Professional fees	4,027	5,515	38,544	32,702	207,106
Other operating expenses	138	95	694	1,507	27,349
Total operating expenses	6,415	7,860	46,588	40,959	499,844

Loss from operations	(6,415)	(7,860)	(46,588)	(40,959)	(499,844)

Other income
Interest income	-	-	-	-	8,940
Total other income	-	-	-	-	8,940

Net loss	$(6,415)	$(7,860)	$(46,588)	$(40,959)	$(490,904)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the year ended August 31, 2011	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss for the nine months ended May 31, 2012	-	-	-	(46,588)	(46,588)

Balance, May 31, 2012	53,864,600	$5,386	$556,711	$(490,904)	$71,193

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Nine Months Ended		February 28, 2005
	May 31,		(inception) to
	2012	2011	May 31, 2012

Cash flows from operating activities
Net loss	$(46,588)	$(40,959)	$(490,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,359	(4,326)	(1,575)
Decrease in accounts payable	(1,574)	(677)	-
Net cash used in operating activities	(45,803)	(45,962)	(492,479)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(45,803)	(45,962)	69,618

Cash and cash equivalents at beginning of period	115,421	168,464	-

Cash and cash equivalents at end of period	$69,618	$122,502	$69,618

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

(Expressed in U.S. Dollars)

(Unaudited)

Note 1. Organization and Description of Business

MicroChannel Technologies Corporation (the “Company”) was formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (“New Energy”). New Energy spun off its issued and outstanding shares to New Energy’s shareholders on December 18, 2007. The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to its existing name on April 4, 2005.

The Company is not currently engaged in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $490,904 as of May 31, 2012, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements of the Company’s operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Significant Accounting Policies

Basis of Presentation and Principles of Accounting

The interim financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Part 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of the Company’s prior audited financial statements. The results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements including the notes thereto for the year ended August 31, 2011, which may be found under the Company’s profile on EDGAR.

The accounting policies followed by the Company are set out in Note 3 to the audited financial statements for the year ended August 31, 2011, and have been consistently followed in the preparation of these interim financial statements.

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

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Note 4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. During the three and nine months ended May 31, 2012 and 2011, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2012 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) our potential profitability and cash flows, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

The MD&A is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We were formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (“New Energy”). New Energy spun off its issued and outstanding shares to New Energy’s shareholders on December 18, 2007. We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to our existing name, MicroChannel Technologies Corporation, on April 4, 2005.

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new and potentially commercial opportunities. As of the date of the filing of this report, we have no agreement or understanding with any person regarding the acquisition by us of any new and potentially commercial opportunities.

Results of Operation

Three and Nine Months Ended May 31, 2012 and 2011

Below is a summary of our operating expenses for the three and nine months ended May 31, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	May 31,		Increase /	May 31,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)

Operating expenses
Director and officer fees	$2,250	$2,250	$-	$7,350	$6,750	$600
Professional fees	4,027	5,515	(1,488)	38,544	32,702	5,842
Other operating expenses	138	95	43	694	1,507	(813)
Total operating expenses	$6,415	$7,860	$(1,445)	$46,588	$40,959	$5,629

Director and Officer Fees

Mr. David Gamache, our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and one of our directors receives $500 per month for his services as both an executive officer and a director.

Non-employee directors receive $250 per month for their services as directors.

During both of the three month periods ended May 31, 2012 and 2011, we incurred $1,500 as compensation for services provided to us by Mr. Gamache and $750 as compensation for services provided to us by our non-employee director.

During the nine months ended May 31, 2012 and 2011, we incurred $5,100 and $4,500, respectively, as compensation for services provided to us by Mr. Gamache. The increase of $600 is due to compensation provided to Mr. Gamache for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

During both of the nine month periods ended May 31, 2012 and 2011, we incurred $2,250 as compensation for services provided to us by our non-employee director.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and transfer agent fees and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees for the three months ended May 31, 2012 and 2011, were $4,027 and $5,515, respectively. The decrease of $1,488 is due to the decrease in business activity resulting in reduced accounting fees.

Professional fees for the nine months ended May 31, 2012 and 2011, were $38,544 and $32,702, respectively. The increase of $5,842 is substantially due to the increase in legal fees of approximately $6,200 as a result of legal services provided in connection with the identification of new commercial opportunities offset by a reduction in accounting fees due to the decrease in business activity.

Other Operating Expenses

Other operating expenses primarily consist of office supplies, travel and entertainment, postage and printing expenses, and business license related fees.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $490,904 through May 31, 2012 and do not have positive cash flows from operating activities. We are a development stage company and expect to incur losses as we continue to identify and develop new commercial opportunities. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary. We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At May 31, 2012, we had cash and cash equivalents of $69,618. We have financed our operations primarily from $400,000 received from New Energy, our former parent company. This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $45,803 for the nine months ended May 31, 2012 compared to net cash used in operating activities of $45,962 for the nine months ended May 31, 2011.

Other Contractual Obligations

As of May 31, 2012, we do not have any contractual obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MicroChannel Technologies Corporation
(Registrant)

July 16, 2012	By: /s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director

