Form 10-K
period 2012-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2012-11-20
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 29, 2012 was $684,600.

As of November 20, 2012, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2012

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) our future financing plans and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Except where the context otherwise requires and for purposes of this 10-K only, “we,” “us,” “our,” “Company,” and “our Company,” refer to MicroChannel Technologies Corporation, a Nevada corporation.

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

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new and potentially commercial opportunities. As of the filing date of this report, we have no agreement or understanding with any person regarding the acquisition by us of any new and potentially commercial opportunities.

There is no assurance that we will be able to identify and acquire any new and potentially commercial opportunities.

Research and Development

Research and development costs represent costs incurred pursuant to our former research agreement with Iowa State University Research Foundation (“ISURF”), which included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair, and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

We did not incur any research and development expense during the years ended August 31, 2012 and 2011. Research and development expense from the period of inception (February 28, 2005) to August 31, 2012 was $175,839, comprised entirely of payments made pursuant to the ISURF Research Agreement.

Employees

As of August 31, 2012, we did not have any employees.

Item 2. Properties

Our corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, MD, 21045. We are not currently charged rent to utilize this space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group, Inc. OTCQBTM tier (the “OTCQB”) under the symbol “MCTC.”

The following table sets forth the high and low bid prices for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2012
First Quarter 2012 (September 1 – November 30, 2011)	$0.15	$0.01
Second Quarter 2012 (December 1, 2011 – February 29, 2012)	$0.05	$0.01
Third Quarter 2012 (March 1 – May 31, 2012)	$0.15	$0.01
Fourth Quarter 2012 (June 1 – August 31, 2012)	$0.07	$0.05

Fiscal Year Ended August 31, 2011
First Quarter 2011 (September 1 – November 30, 2010)	$0.09	$0.02
Second Quarter 2011 (December 1, 2010 – February 28, 2011)	$0.15	$0.02
Third Quarter 2011 (March 1 – May 31, 2011)	$0.08	$0.03
Fourth Quarter 2011 (June 1 – August 31, 2011)	$0.04	$0.01

On November 7, 2012, the closing price of our common stock was $0.01 per share.

As of November 7, 2012, there were approximately 36 stockholders of record of our common stock.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, Inc., having an office at 2939 N. 67 Place, Scottsdale, Arizona 85251.

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

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new and potentially commercial opportunities. As of filing date of this report, we have no agreement or understanding with any person regarding the acquisition by us of any new and potentially commercial opportunities.

Results of Operations

Years Ended August 31, 2012 and 2011

Below is a summary of our operating expenses for the years ended August 31, 2012 and 2011:

	Year Ended
	August 31,		Increase /
	2012	2011	(Decrease)

Operating expenses
Director and officer fees	$9,600	$9,000	$600
Professional fees	43,334	38,372	4,962
Other operating expenses	846	1,545	(699)
Total operating expenses	$53,780	$48,917	$4,863

Director and Officer Fees

Mr. David Gamache, our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and one of our directors receives $500 per month for his services as both an executive officer and a director.

A non-employee director receives $250 per month for services as a director.

During the years ended August 31, 2012 and 2011, we incurred $9,600 and $9,000, respectively, as compensation for services provided to us by Mr. Gamache. The increase of $600 is due to compensation provided to Mr. Gamache for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

During both of the years ended August 31, 2012 and 2011, we incurred $3,000 as compensation for services provided to us by our non-employee director.

Professional Fees

Professional fees primarily consist of accounting, audit, tax, legal, and fees related to the filing of documents with the Securities and Exchange Commission.

Professional fees for the years ended August 31, 2012 and 2011, were $43,334 and $38,372, respectively. The increase of $4,962 is substantially due to the increase in legal fees of $5,346 as a result of legal services provided in connection with the identification of new commercial opportunities and an increase in filing fees of $1,682 due to the XBRL filing requirement. Offsetting these increases is a reduction in accounting fees of $1,953 due to the decrease in business activity.

Other Operating Expenses

Other operating expenses primarily consist of postage and printing expenses and business license and registration fees.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $498,096 through August 31, 2012 and do not have positive cash flows from operating activities. We are a development stage company and expect to incur losses as we continue to identify and develop new commercial opportunities. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary. We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At August 31, 2012, we had cash and cash equivalents of $66,612. We have financed our operations primarily from $400,000 received from New Energy, our former parent company. This amount was subsequently converted to equity as part of the spin-off in December 2007.

Net cash used in operating activities was $48,809 for the year ended August 31, 2012 compared to net cash used in operating activities of $53,043 for the year ended August 31, 2011. The increase of $4,234 is substantially due to the increase in the amount paid for professional fees.

Other Contractual Obligations

As of August 31, 2012, we do not have any contractual obligations.

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

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	10

Balance Sheets as of August 31, 2012 and 2011	11

Statements of Operations for the Years Ended August 31, 2012 and 2011
and the Cumulative Period from Inception (February 28, 2005) to August 31, 2012	12

Statements of Stockholders’ Equity (Deficit)
from Inception (February 28, 2005) to August 31, 2012	13

Statements of Cash Flows for the Years Ended August 31, 2012 and 2011
and the Cumulative Period from Inception (February 28, 2005) to August 31, 2012	14

Notes to Financial Statements	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MicroChannel Technologies Corporation

Columbia, Maryland

We have audited the accompanying balance sheets of MicroChannel Technologies Corporation ("the Company") (a development stage company) as of August 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 20, 2012

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

AUGUST 31, 2012 AND 2011

(Expressed in U.S. Dollars)

	August 31,	August 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$66,612	$115,421
Prepaid expenses	788	3,934
Total current assets	67,400	119,355

Total assets	$67,400	$119,355

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,399	$1,574
Total current liabilities	3,399	1,574

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at August 31, 2012 and 2011	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(498,096)	(444,316)
Total stockholders' equity	64,001	117,781

Total liabilities and stockholders' equity	$67,400	$119,355

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2012

(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2012	2011	August 31, 2012

Revenue	$-	$-	$-

Operating expenses
Option fee	-	-	2,000
Research and development	-	-	175,839
Director and officer fees	9,600	9,000	89,800
Professional fees	43,334	38,372	211,896
Other operating expenses	846	1,545	27,501
Total operating expenses	53,780	48,917	507,036

Loss from operations	(53,780)	(48,917)	(507,036)

Other income
Interest income	-	-	8,940
Total other income	-	-	8,940

Net loss	$(53,780)	$(48,917)	$(498,096)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2012

(Expressed in U.S. Dollars)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss for the period ended August 31, 2005	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss for the year ended August 31, 2006	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss for the year ended August 31, 2007	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss for the year ended August 31, 2008	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss for the year ended August 31, 2009	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss for the year ended August 31, 2010	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss for the year ended August 31, 2011	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss for the year ended August 31, 2012	-	-	-	(53,780)	(53,780)

Balance, August 31, 2012	53,864,600	$5,386	$556,711	$(498,096)	$64,001

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 2005) TO AUGUST 31, 2012

(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2012	2011	August 31, 2012

Cash flows from operating activities
Net loss	$(53,780)	$(48,917)	$(498,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	3,146	(3,934)	(788)
Increase (decrease) in accounts payable	1,825	(192)	3,399
Net cash used in operating activities	(48,809)	(53,043)	(495,485)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(48,809)	(53,043)	66,612

Cash and cash equivalents at beginning of period	115,421	168,464	-

Cash and cash equivalents at end of period	$66,612	$115,421	$66,612

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

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

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $498,096 as of August 31, 2012, and does not have positive cash flows from operating activities. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of August 31, 2012 and 2011, the Company has not recorded any unrecognized tax benefits. See Note 5. Income Taxes.

Segment Reporting

The Company’s business currently operates in one segment.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See Note 4. Net Loss Per Share.

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

Note 4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. During the years ended August 31, 2012 and 2011, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Note 5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2012 and 2011 are as follows:

	Year Ended
	August 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$114,217	$94,352
Capitalized research and development	8,896	10,476
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	125,076	106,791
Less: valuation allowance	(125,076)	(106,791)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $18,285 and $16,632 for the years ended August 31, 2012 and 2011. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2012 available to offset future federal taxable income, if any, of $335,931, which will fully expire by the fiscal year ended August 31, 2032.  Accordingly, there is no current tax expense for the years ended August 31, 2012 and 2011. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2012, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2012 and 2011.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2012 and 2011:

	Year Ended
	August 31,
	2012	2011

Income tax benefit at statutory rate	$18,285	$16,632
Change in valuation allowance	(18,285)	(16,632)
	$-	$-

The fiscal years 2009 through 2012 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2012, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2012.

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

Name	Age	Position With Company	Director Since

David Gamache	62	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	August 5, 2008

Jeet S. Sidhu	40	Director	September 2, 2010

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

Jeet S. Sidhu. Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance in 1995. From 2002-2009, Mr. Sidhu was Vice-President of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations.  Mr. Sidhu served as a member of the Board of Directors for U.S. Petroleum Corporation from August 2003 until August 2006.  Mr. Sidhu served as a Director of Janus Resources, Inc. from September 8, 2008 to August 26, 2010 and as a Director of Ceres Ventures, Inc. from June 30, 2010 to August 15, 2012.  Mr. Sidhu was invited to join the Board of Directors due to his experience with public companies in the matters relating to management, administration, financial reporting, legal compliance, and business development.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, persons nominated to become a director, or executive officers, have been involved in any legal proceedings as required to be disclosed pursuant to Item 401 of Regulation S-K.

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

Board Leadership Structure and Role in Risk Oversight

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

Management is responsible for the day-to-day management of risks the company faces, while the board, as a whole and through its committees, is responsible for the oversight of risk management. In its risk oversight role, the Board of Directors monitors whether the risk management processes that management has designed and implemented are effective both as designed and as executed.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2012, each director attended at least 75% of all meetings of the Board of Directors. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2012 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2012 and 2011:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
David Gamache (1)	2012	6,600	6,600
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2011	6,000	6,000

(1)	Mr. Gamache was appointed our CFO, Secretary, Treasurer, and as a member of our Board, effective August 5, 2008. In order to fill the vacancy created by the resignation of Mr. Patel, the Board appointed Mr. Gamache to the position of President and Chief Executive Officer, effective September 1, 2010. Through August 31, 2010, Mr. Gamache received compensation of $750 per month for services rendered as our CFO. The Board approved a curtailment in the amount paid to Mr. Gamache from $750 per month to $500 per month, effective September 9, 2010. The increase of $600 is from prior year is due to compensation provided to Mr. Gamache for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We do not have an employee stock option plan or other benefit plans. Therefore, at August 31, 2012, there were no equity awards outstanding for the Named Executive Officers.

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

During both of the years ended August 31, 2012 and 2011, we paid $3,000 to Mr. Sidhu as compensation for services rendered as a non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 26, 2012 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)		Percent of Class(1)

Kalen Capital Corporation 700 – 688 West Hastings Street Vancouver, BC V6B 1P1	Stockholder	7,000,000	(2)	13.0%

David Gamache 9192 Red Branch Road, Suite 110 Columbia, MD 21045	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	-0-		-0-%

Jeet Sidhu 9192 Red Branch Road, Suite 110 Columbia, MD 21045	Director	6,749,600	(3)	12.5%

Jatinder Bhogal 1962 Knox Road Vancouver, BC V6T 1S6	Stockholder	23,000,000	(4)	42.7%

All Directors and Officers as a Group (2 persons)		6,749,600		12.5%

(1)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 53,864,600 shares of common stock issued and outstanding on a fully diluted basis as of October 26, 2012. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of October 26, 2012 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Represents shares owned by Kalen Capital Corporation, a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder.

(3)	Represents shares purchased by Mr. Sidhu from Kalen Capital Corporation on September 28, 2011.

(4)	Represents shares purchased by Mr. Bhogal from Kalen Capital Corporation on September 28, 2011.

Payments Upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of our executive officers or directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2012, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

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

Transactions with Related Persons

Since the beginning of the fiscal year ended August 31, 2012, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2012. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2012 and 2011.

	Year Ended
	August 31,
	2012	2011
Audit fees	$14,293	$13,869
Tax fees	2,026	1,943
Total fees	$16,319	$15,812

Audit Fees

Audit fees for the years ended August 31, 2012 and 2011 consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2012 and 2011.

Audit-Related Fees

There were no audit-related fees billed by Peterson Sullivan for the years ended August 31, 2012 and 2011.

Tax Fees

Tax fees for the years ended August 31, 2012 and 2011 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2012 and 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

 1.  Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of August 31, 2012 and 2011
•	Statements of Operations for the Years Ended August 31, 2012 and 2011 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2012
•	Statements of Stockholders’ Equity (Deficit) from February 28, 2005 (Inception) to August 31, 2012
•	Statements of Cash Flows for the Years Ended August 31, 2011 and 2010 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2012
•	Notes to Financial Statements

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

MicroChannel Technologies Corporation
(Registrant)

November 20, 2012	By	/s/ David Gamache
David Gamache
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gamache	Chief Executive Officer, Chief	November 20, 2012
David Gamache	Financial Officer, Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jeet Sidhu	Director	November 20, 2012
Jeet Sidhu

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws. (2)

10.1	Code of Ethics. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1)	Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by MicroChannel Technologies Corporation on April 8, 2010.

(2)	Incorporated by reference to the exhibits filed as part of the report on Form SB-2 filed by MicroChannel Technologies Corporation on October 1, 2007.

