Form 10-Q
period 2012-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2013-01-08
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on January 8, 2013.

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

FORM 10-Q

For the Periods Ended November 30, 2012 and 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$56,359	$66,612
Prepaid expenses	-	788
Total current assets	56,359	67,400

Total assets	$56,359	$67,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,089	$3,399
Total current liabilities	8,089	3,399

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at November 30, 2012 and August 31, 2012	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(513,827)	(498,096)
Total stockholders' equity	48,270	64,001

Total liabilities and stockholders' equity	$56,359	$67,400

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2012	2011	November 30, 2012

Revenue	$-	$-	$-

Operating expenses
Option fee	-	-	2,000
Research and development	-	-	175,839
Director and officer fees	2,250	2,850	92,050
Professional fees	12,633	25,245	224,530
Other operating expenses	848	40	28,348
Total operating expenses	15,731	28,135	522,767

Loss from operations	(15,731)	(28,135)	(522,767)

Other income
Interest income	-	-	8,940
Total other income	-	-	8,940

Net loss	$(15,731)	$(28,135)	$(513,827)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss	-	-	-	(53,780)	(53,780)

Balance, August 31, 2012	53,864,600	5,386	556,711	(498,096)	64,001

Net loss	-	-	-	(15,731)	(15,731)

Balance, November 30, 2012	53,864,600	$5,386	$556,711	$(513,827)	$48,270

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2012	2011	November 30, 2012

Cash flows from operating activities
Net loss	$(15,731)	$(28,135)	$(513,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	788	392	-
Increase in accounts payable	4,690	17,380	8,089
Net cash used in operating activities	(10,253)	(10,363)	(505,738)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(10,253)	(10,363)	56,359

Cash and cash equivalents at beginning of period	66,612	115,421	-

Cash and cash equivalents at end of period	$56,359	$105,058	$56,359

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2012

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

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $513,827 as of November 30, 2012, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. The Company’s ability to continue as a going concern is subject to its ability to obtain necessary funding from outside sources. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended August 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Note 4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. During the three months ended November 30, 2012 and 2011, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2012 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operation

Three Months Ended November 30, 2012 and 2011

Director and Officer Fees

Director and officer fees for the three months ended November 30, 2012 and 2011 were $2,250 and $2,850, respectively. The decrease of $600 is due to compensation provided to Mr. Gamache during the prior year quarter for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

Professional Fees

Professional fees for the three months ended November 30, 2012 and 2011, were $12,633 and $25,245, respectively. The decrease of $12,612 is substantially due to a reduction of legal fees of $12,373 as a result of the curtailment in business activity while new commercial opportunities are identified.

Liquidity and Capital Resources

As of November 30, 2012, we had an accumulated deficit of $513,827. At November 30, 2012, we had cash and cash equivalents of $56,359 compared to $66,612 at August 31, 2012. We had no outstanding debt at November 30, 2012.

Net cash used in operating activities was $10,253 for the three months ended November 30, 2012 compared to net cash used in operating activities of $10,363 for the comparable period of the prior year.

Other Contractual Obligations

As of November 30, 2012, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, operations or cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Not applicable.

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

MicroChannel Technologies Corporation
(Registrant)

January 8, 2013	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director

