Form 10-Q
period 2013-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2013-07-11
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on July 11, 2013.

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

FORM 10-Q

For the Periods Ended May 31, 2013 and 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$27,410	$66,612
Prepaid expenses	937	788
Total current assets	28,347	67,400

Total assets	$28,347	$67,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$3,399
Total current liabilities	-	3,399

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at May 31, 2013 and August 31, 2012	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(533,750)	(498,096)
Total stockholders' equity	28,347	64,001

Total liabilities and stockholders' equity	$28,347	$67,400

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

						Cumulative
	Three Months Ended		Nine Months Ended			February 28, 2005
	May 31,		May 31,			(inception) to
	2013	2012	2013		2012	May 31, 2013

Revenue	$-	$-		$-	$-	$-

Operating expenses
Option fee	-	-		-	-	2,000
Research and development	-	-		-	-	175,839
Director and officer fees	2,250	2,250		6,750	7,350	96,550
Professional fees	5,940	4,027		26,472	38,544	238,369
Other operating expenses	714	138		2,432	694	29,932
Total operating expenses	8,904	6,415		35,654	46,588	542,690

Loss from operations	(8,904)	(6,415)		(35,654)	(46,588)	(542,690)

Other income
Interest income	-	-		-	-	8,940
Total other income	-	-		-	-	8,940

Net loss	$(8,904)	$(6,415)		(35,654)	$(46,588)	$(533,750)

Net loss per common share: basic	$(0.00)	$(0.00)		(0.00)	$(0.00)
			$
Weighted average number of common shares outstanding: basic	53,864,600	53,864,600		$53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss	-	-	-	(53,780)	(53,780)

Balance, August 31, 2012	53,864,600	5,386	556,711	(498,096)	64,001

Net loss	-	-	-	(35,654)	(35,654)

Balance, May 31, 2013	53,864,600	$5,386	$556,711	$(533,750)	$28,347

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
	Nine Months Ended		February 28, 2005
	May 31,		(inception) to
	2013	2012	May 31, 2013

Cash flows from operating activities
Net loss	$(35,654)	$(46,588)	$(533,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(149)	2,359	(937)
Decrease in accounts payable	(3,399)	(1,574)	-
Net cash used in operating activities	(39,202)	(45,803)	(534,687)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(39,202)	(45,803)	27,410

Cash and cash equivalents at beginning of period	66,612	115,421	-

Cash and cash equivalents at end of period	$27,410	$69,618	$27,410

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $533,750 as of May 31, 2013, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. During the three and nine months ended May 31, 2013 and 2012, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2013 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operation

Three and Nine Months Ended May 31, 2013 and 2012

Director and Officer Fees

Director and officer fees for both of the three-month periods ended May 31, 2013 and 2012 were $2,250.

Director and officer fees for the nine months ended May 31, 2013 and 2012 were $6,750 and $7,350, respectively. The decrease of $600 is due to compensation provided to Mr. Gamache during the prior year for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

Professional Fees

Professional fees for the three months ended May 31, 2013 and 2012, were $5,940 and $4,027, respectively. The increase of $1,913 is partially due to an increase in filing fees as a result of the requirement to file an XBRL detail tagged exhibit during the current year compared to an XBRL block tagged exhibit in the prior year.

Professional fees for the nine months ended May 31, 2013 and 2012, were $26,472 and $38,544, respectively. The decrease of $12,072 is substantially due to a reduction of legal fees of $13,558 as a result of the curtailment in business activity while new commercial opportunities are identified offset by an increase in filing fees as discussed in the previous paragraph.

Other Operating Expenses

Other operating expenses for the three months ended May 31, 2013 and 2012, were $714 and $138, respectively.

Other operating expenses for the nine months ended May 31, 2013 and, 2012, were $2,432 and $694, respectively. The increase for both the current three and nine-month periods compared to the prior year is due to the increase in state tax and business filing fees.

Liquidity and Capital Resources

As of May 31, 2013, we had an accumulated deficit of $533,750. At May 31, 2013, we had cash and cash equivalents of $27,410 compared to $66,612 at August 31, 2012. We had no outstanding debt at May 31, 2013.

Net cash used in operating activities was $39,202 for the nine months ended May 31, 2013, compared to net cash used in operating activities of $45,803 for the comparable period of the prior year. The decrease of $6,601 is substantially due to the reduction in the amount paid for legal fees while new commercial opportunities are identified.

Other Contractual Obligations

As of May 31, 2013, we do not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, operations, or cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MicroChannel Technologies Corporation
(Registrant)

July 11, 2013	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director

