Form 10-K
period 2013-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2013-11-14
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-146404

MICROCHANNEL TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10632 Little Patuxent Parkway, Suite 406

Columbia, MD	21044
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 28, 2013 was $256,725.

As of November 14, 2013, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the year ended August 31, 2013 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this Form 10-K only, “we,” “us,” “our,” “Company,” “our Company,” and “MicroChannel” refer to MicroChannel Technologies Corporation.

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

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities

Employees

As of August 31, 2013, we did not have any employees.

Item 2.  Properties

Our corporate office is located at 10632 Little Patuxent Parkway, Suite 406, Columbia, MD, 21044.  We are not currently charged rent to utilize this space.

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

The following table sets forth the high and low bid prices for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2013
First Quarter 2013 (September 1 – November 30, 2012)	$0.09	$0.011
Second Quarter 2013 (December 1, 2012 – February 28, 2013)	$0.005	$0.001
Third Quarter 2013 (March 1 – May 31, 2013)	$0.02	$0.01
Fourth Quarter 2013 (June 1 – August 31, 2013)	$0.015	$0.01

Fiscal Year Ended August 31, 2012
First Quarter 2012 (September 1 – November 30, 2011)	$0.15	$0.01
Second Quarter 2012 (December 1, 2011 – February 29, 2012)	$0.05	$0.01
Third Quarter 2012 (March 1 – May 31, 2012)	$0.15	$0.01
Fourth Quarter 2012 (June 1 – August 31, 2012)	$0.07	$0.05

On November 1, 2013, the closing price of our common stock was $0.025 per share.

As of November 1, 2013, there were approximately 36 stockholders of record of our common stock.

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

Results of Operations

Years Ended August 31, 2013 and 2012

Director and Officer Fees

Director and officer fees for the years ended August 31, 2013 and 2012, were $9,000 and $9,600, respectively.  The decrease of $600 is due to compensation provided to Mr. Gamache during the prior year for supplemental services that he rendered in addition to the executive consulting and director services he has historically provided.

Professional Fees

Professional fees for the years ended August 31, 2013 and 2012, were $31,860 and $43,334, respectively. The decrease of $11,474 is substantially due to a reduction of legal fees of $13,558 as a result of the curtailment in business activity while new commercial opportunities are identified, offset by a $3,006 increase in filing fees as a result of the requirement to file an XBRL detail tagged exhibit during the current year compared to an XBRL block tagged exhibit in the prior year.

Other Operating Expenses

Other operating expenses for the years ended August 31, 2013 and, 2012, were $2,581 and $846, respectively. The increase of $1,735 is due to the increase in state tax and business filing fees.

Liquidity and Capital Resources

As of August 31, 2013, we had an accumulated deficit of $541,537. At August 31, 2013, we had cash and cash equivalents of $21,135 compared to $66,612 at August 31, 2012. We had no outstanding debt at August 31, 2013.

Net cash used in operating activities was $45,477 for the year ended August 31, 2013, compared to net cash used in operating activities of $48,809 for the prior year. The decrease is substantially due to the reduction in the amount paid for legal fees while new commercial opportunities are identified.

Other Contractual Obligations

As of August 31, 2013, we do not have any contractual obligations.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MicroChannel Technologies Corporation
Columbia, Maryland

We have audited the accompanying balance sheets of MicroChannel Technologies Corporation ("the Company") (a development stage company) as of August 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from February 28, 2005 (inception), to August 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

November 14, 2013

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	August 31,	August 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$21,135	$66,612
Prepaid expenses	241	788
Total current assets	21,376	67,400

Total assets	$21,376	$67,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$816	$3,399
Total current liabilities	816	3,399

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at August 31, 2013 and 2012	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(541,537)	(498,096)
Total stockholders' equity	20,560	64,001

Total liabilities and stockholders' equity	$21,376	$67,400

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2013	2012	August 31, 2013
Revenue	$-	$-	$-

Operating expenses
Option fee	-	-	2,000
Research and development	-	-	175,839
Director and officer fees	9,000	9,600	98,800
Professional fees	31,860	43,334	243,756
Other operating expenses	2,581	846	30,082
Total operating expenses	43,441	53,780	550,477

Loss from operations	(43,441)	(53,780)	(550,477)

Other income
Interest income	-	-	8,940
Total other income	-	-	8,940

Net loss	$(43,441)	$(53,780)	$(541,537)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share	53,864,600	$5,386	$(5,286)	$-	$100

Net loss	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss	-	-	-	(53,780)	(53,780)

Balance, August 31, 2012	53,864,600	5,386	556,711	(498,096)	64,001

Net loss	-	-	-	(43,441)	(43,441)

Balance, August 31, 2013	53,864,600	$5,386	$556,711	$(541,537)	$20,560

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
	Year Ended		February 28, 2005
	August 31,		(inception) to
	2013	2012	August 31, 2013
Cash flows from operating activities
Net loss	$(43,441)	$(53,780)	$(541,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	547	3,146	(241)
Increase (decrease) in accounts payable	(2,583)	1,825	816
Net cash used in operating activities	(45,477)	(48,809)	(540,962)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(45,477)	(48,809)	21,135

Cash and cash equivalents at beginning of period	66,612	115,421	-

Cash and cash equivalents at end of period	$21,135	$66,612	$21,135

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $541,537 as of August 31, 2013, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. Management plans to identify commercial opportunities and to obtain necessary funding from outside sources. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of August 31, 2013 and 2012, the Company has not recorded any unrecognized tax benefits. See Note 5. Income Taxes.

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

Note 4. Net Loss Per Share

During the years ended August 31, 2013 and 2012, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2013 and 2012 are as follows:

	Year Ended
	August 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$130,566	$114,217
Capitalized research and development	7,317	8,896
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	139,846	125,076

Less: valuation allowance	(139,846)	(125,076)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $14,770 and $18,285 for the years ended August 31, 2013 and 2012. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2013 available to offset future federal taxable income, if any, of $384,018, which will fully expire by the fiscal year ended August 31, 2033. Accordingly, there is no current tax expense for the years ended August 31, 2013 and 2012. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2013, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2013 and 2012.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2013 and 2012:

	Year Ended
	August 31,
	2013	2012

Income tax benefit at statutory rate	$14,770	$18,285
Change in valuation allowance	(14,770)	(18,285)
	$-	$-

The fiscal years 2010 through 2013 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2013, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2013.

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

Name	Age	Position With Company	Director Since

David Gamache	63	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	August 5, 2008

Jeet S. Sidhu	41	Director	September 2, 2010

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation S-K.

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

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that Mr. Jeet Sidhu is independent from our management and qualifies as an “independent director” under the standards of independence of the FINRA listing standards.  We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2013, each director attended at least 75% of all meetings of the Board of Directors.  We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2013 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2013 and 2012:

	Year Ended
Name and Principal Position	August 31,	Salary ($)	Total ($)
David Gamache
Chief Executive Officer, Chief	2013	6,000	6,000
Financial Officer, Secretary,
Treasurer, and Director	2012	6,600	6,600

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We do not have an employee stock option plan or other benefit plans.  Therefore, at August 31, 2013, there were no equity awards outstanding for the Named Executive Officers.

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

During both of the years ended August 31, 2013 and 2012, we paid $3,000 to Mr. Sidhu as compensation for services rendered as a non-employee director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 1, 2013 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

		Amount and
		Nature of
	Positions and Offices	Beneficial	Percent
Name and Address of Beneficial Owner	Held	Ownership (1)	of Class(1)

Kalen Capital Corporation
700 – 688 West Hastings Street	Stockholder	7,000,000 (2)	13.0%
Vancouver, BC V6B 1P1

David Gamache	President, Chief
9192 Red Branch Road, Suite 110	Executive Officer, Chief
Columbia, MD 21045	Financial Officer,	-0-	-0-%
	Secretary, Treasurer, and
	Director

Jeet Sidhu
9192 Red Branch Road, Suite 110	Director	6,749,600	12.5%
Columbia, MD 21045

Jatinder Bhogal
1962 Knox Road	Stockholder	23,000,000	42.7%
Vancouver, BC V6T 1S6

All Directors and Officers as a Group (2 persons)		6,749,600	12.5%

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 53,864,600 shares of common stock issued and outstanding on a fully diluted basis as of November 1, 2013.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of November 1, 2013 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2013, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

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

Transactions with Related Persons

Since the beginning of the fiscal year ended August 31, 2013, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2013.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2013 and 2012.

	Year Ended
	August 31,
	2013	2012
Audit fees	$14,596	$14,293
Tax fees	1,983	2,026
Total fees	$16,579	$16,319

Audit Fees

Audit fees for the years ended August 31, 2013 and 2012 consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2013 and 2012.

Audit-Related Fees

There were no audit-related fees billed by Peterson Sullivan for the years ended August 31, 2013 and 2012.

Tax Fees

Tax fees for the years ended August 31, 2013 and 2012 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2013 and 2012.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•      Report of Independent Registered Public Accounting Firm
•      Balance Sheets as of August 31, 2013 and 2012
•      Statements of Operations for the Years Ended August 31, 2013 and 2012 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2013
•      Statements of Stockholders’ Equity (Deficit) from February 28, 2005 (Inception) to August 31, 2013
•      Statements of Cash Flows for the Years Ended August 31, 2013 and 2012 and the Cumulative Period from Inception (February 28, 2005) to August 31, 2013
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

MicroChannel Technologies Corporation
(Registrant)

November 14, 2013	By	/s/ David Gamache
David Gamache
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gamache	Chief Executive Officer, Chief	November 14, 2013
David Gamache	Financial Officer, Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jeet Sidhu	Director	November 14, 2013
Jeet Sidhu

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws. (2)

10.1	Code of Ethics. *

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

