Form 10-Q
period 2013-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2014-01-10
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
____________________

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2013

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-146404

MICROCHANNEL TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10632 Little Patuxent Parkway, Suite 406
Columbia, Maryland	21044
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on January 10, 2014.

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

FORM 10-Q

For the Period Ended November 30, 2013

Table of Contents

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2013	2013

ASSETS
Current assets
Cash and cash equivalents	$10,947	$21,135
Prepaid expenses	-	241
Total current assets	10,947	21,376

Total assets	$10,947	$21,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,743	$816
Total current liabilities	5,743	816

Stockholders' equity
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at November 30, 2013 and August 31, 2013	5,386	5,386
Additional paid-in capital	556,711	556,711
Deficit accumulated during the development stage	(556,893)	(541,537)
Total stockholders' equity	5,204	20,560

Total liabilities and stockholders' equity	$10,947	$21,376

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2013	2012	November 30, 2013

Revenue	$-	$-	$-

Operating expenses
Option fee	-	-	2,000
Research and development	-	-	175,839
Director and officer fees	2,250	2,250	101,050
Professional fees	12,191	12,633	255,947
Other operating expenses	915	848	30,997
Total operating expenses	15,356	15,731	565,833

Loss from operations	(15,356)	(15,731)	(565,833)

Other income
Interest income	-	-	8,940
Total other income	-	-	8,940

Net loss	$(15,356)	$(15,731)	$(556,893)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	paid-in capital	development stage	equity (deficit)

Common stock issued at $0.0001 per share at inception	53,864,600	$5,386	$(5,286)	$-	$100

Net loss	-	-	-	(52,898)	(52,898)

Balance, August 31, 2005	53,864,600	5,386	(5,286)	(52,898)	(52,798)

Net loss	-	-	-	(82,739)	(82,739)

Balance, August 31, 2006	53,864,600	5,386	(5,286)	(135,637)	(135,537)

Conversion of debt to equity on August 31, 2007	-	-	561,997	-	561,997

Net loss	-	-	-	(27,405)	(27,405)

Balance, August 31, 2007	53,864,600	5,386	556,711	(163,042)	399,055

Net loss	-	-	-	(84,635)	(84,635)

Balance, August 31, 2008	53,864,600	5,386	556,711	(247,677)	314,420

Net loss	-	-	-	(77,593)	(77,593)

Balance, August 31, 2009	53,864,600	5,386	556,711	(325,270)	236,827

Net loss	-	-	-	(70,129)	(70,129)

Balance, August 31, 2010	53,864,600	5,386	556,711	(395,399)	166,698

Net loss	-	-	-	(48,917)	(48,917)

Balance, August 31, 2011	53,864,600	5,386	556,711	(444,316)	117,781

Net loss	-	-	-	(53,780)	(53,780)

Balance, August 31, 2012	53,864,600	5,386	556,711	(498,096)	64,001

Net loss	-	-	-	(43,441)	(43,441)

Balance, August 31, 2013	53,864,600	5,386	556,711	(541,537)	20,560

Net loss	-	-	-	(15,356)	(15,356)

Balance, November 30, 2013	53,864,600	$5,386	$556,711	$(556,893)	$5,204

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	Three Months Ended		February 28, 2005
	November 30,		(inception) to
	2013	2012	November 30, 2013

Cash flows from operating activities
Net loss	$(15,356)	$(15,731)	$(556,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	241	788	-
Increase in accounts payable	4,927	4,690	5,743
Net cash used in operating activities	(10,188)	(10,253)	(551,150)

Cash flows from financing activities
Increase in payable - related party	-	-	561,997
Proceeds from the issuance of common stock	-	-	100
Net cash provided by financing activities	-	-	562,097

Increase (decrease) in cash and cash equivalents	(10,188)	(10,253)	10,947

Cash and cash equivalents at beginning of period	21,135	66,612	-

Cash and cash equivalents at end of period	$10,947	$56,359	$10,947

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	-	-	-

Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$-	$-	$561,997

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013
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

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $556,893 as of November 30, 2013, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. Management plans to identify commercial opportunities and to obtain necessary funding from outside sources. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Based on the Company’s current level of expenditures, management believes that cash on hand is adequate to fund operations through January 2014. A current shareholder of the Company intends to provide a cash infusion, in the form of a loan, which will be sufficient to fund expenditures at their current level for at least the next twelve months. The final terms of the loan are being negotiated by the Company and the shareholder.

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended August 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Note 4. Net Loss Per Share

During the three months ended November 30, 2013 and 2012, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2013 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operation

Three Months Ended November 30, 2013 and 2012

Director and Officer Fees

Director and officer fees for both of the three-month periods ended November 30, 2013 and 2012 were $2,250.

Professional Fees

Professional fees for the three months ended November 30, 2013 and 2012, were $12,191 and $12,633, respectively. Professional fees during the periods presented are comparable due to the same level of operations during the periods.

Other Operating Expenses

Other operating expenses for the three months ended November 30, 2013 and 2012, were $915 and $848, respectively. Other operating expenses during the periods presented are comparable due to the same level of operations during the periods.

Liquidity and Capital Resources

As of November 30, 2013, we had an accumulated deficit of $556,893. At November 30, 2013, we had cash and cash equivalents of $10,947 compared to $21,135 at August 31, 2013. We had no outstanding debt at November 30, 2013.

Net cash used in operating activities was $10,188 for the three months ended November 30, 2013, compared to net cash used in operating activities of $10,253 for the prior year. Based on our current level of expenditures, we believe that cash on hand is adequate to fund our operations through January 2014. One of our current shareholders intends to provide a cash infusion, in the form of a loan, which will be sufficient to fund expenditures at their current level for at least the next twelve months. The final terms of the loan are being negotiated by us and the shareholder.

Other Contractual Obligations

As of November 30, 2013, we do not have any contractual obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MicroChannel Technologies Corporation
(Registrant)

January 10, 2014	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer, Chief Financial Officer, and Director

