Form 10-Q
period 2014-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2014-07-15
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on July 15, 2014.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Period Ended May 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$59,703	$21,135
Prepaid expenses		241
Total current assets	59,703	21,376
Total assets	$59,703	$21,376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,264	$816
Total current liabilities	3,264	816

Accrued interest	1,906	-
Note payable	70,000	-
Total liabilities	75,170	816

Stockholders' equity (deficit)
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at May 31, 2014 and August 31, 2013	5,386	5,386
Additional paid-in capital	556,711	556,711
Retained earnings (deficit)	(577,564)	(541,537)
Total stockholders' equity (deficit)	(15,467)	20,560
Total liabilities and stockholders' equity (deficit)	$59,703	$21,376

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses
Director and officer fees	2,250	2,250	6,750	6,750
Professional fees	5,592	5,940	25,794	26,472
Other operating expenses	102	714	1,577	2,432
Total operating expenses	7,944	8,904	34,121	35,654

Loss from operations	(7,944)	(8,904)	(34,121)	(35,654)

Other income (expense)
Interest expense	(1,235)	-	(1,906)	-
Total other income (expense)	(1,235)	-	(1,906)	-

Net loss	$(9,179)	$(8,904)	$(36,027)	$(35,654)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional	Retained earnings	Total stockholders'
	Shares	Amount	paid-in capital	(deficit)	equity (deficit)

Balance, August 31, 2012	53,864,600	$5,386	$556,711	$(498,096)	$64,001

Net loss	-	-	-	(43,441)	(43,441)

Balance, August 31, 2013	53,864,600	5,386	556,711	(541,537)	20,560

Net loss	-	-	-	(36,027)	(36,027)

Balance, May 31, 2014	53,864,600	$5,386	$556,711	$(577,564)	$(15,467)

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,
	2014	2013

Cash flows from operating activities
Net loss	$(36,027)	$(35,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	241	(149)
Increase (decrease) in accounts payable	2,448	(3,399)
Increase in accrued interest	1,906	-
Net cash used in operating activities	(31,432)	(39,202)

Cash flows from financing activities
Proceeds from the issuance of note payable	70,000	-
Net cash provided by financing activities	70,000	-

Increase (decrease) in cash and cash equivalents	38,568	(39,202)

Cash and cash equivalents at beginning of period	21,135	66,612

Cash and cash equivalents at end of period	$59,703	$27,410

Supplemental disclosure of cash flow information:
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $577,564 as of May 31, 2014, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company’s results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

Note 4. Net Loss Per Share

During the three and nine months ended May 31, 2014 and 2013, the Company recorded a net loss. The Company does not have any stock options or warrants outstanding that would be anti-dilutive. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the three and nine months ended May 31, 2014, the Company recorded interest expense of $1,235 and $1,906, respectively, related to the note payable. Accrued interest at May 31, 2014 related to the note payable was $1,906. At May 31, 2014, the original principal balance of $70,000 on the note payable remained outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2014, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operation

Three and Nine Months Ended May 31, 2014 and 2013

Director and officer fees and professional fees during the periods presented are comparable due to the same level of operations during those periods.

The fluctuation in other operating expenses for the three and nine months ended May 31, 2014 and 2013 is due to the timing of the payments of state tax and business filing fees.

Interest expense for the three and nine months ended May 31, 2014 is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016.

Liquidity and Capital Resources

As of May 31, 2014, we had an accumulated deficit of $577,564. At May 31, 2014, we had cash and cash equivalents of $59,703 compared to $21,135 at August 31, 2013. In January 2014, we received funding by issuing a $70,000 note payable, which is still outstanding at May 31, 2014.

Net cash used in operating activities was $31,432 for the nine months ended May 31, 2014, compared to net cash used in operating activities of $39,202 for the prior year. Based on our current level of expenditures, we believe that cash on hand is adequate to fund our operations for at least the next twelve months.

Other Contractual Obligations

As of May 31, 2014, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. We adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. We do not currently have any revenue. As such, ASU 2014-09 will not have any effect on our results of operations and financial position. If we begin generating revenue prior to the effective date of ASU 2014-09, we will evaluate the effect that ASU 2014-09 will have on our results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MicroChannel Technologies Corporation
(Registrant)

July 15, 2014	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director

