Form 10-K
period 2014-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2014-11-06
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 28, 2014 was $256,725.

As of November 6, 2014, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the year ended August 31, 2014 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Item 1. Business

Description of Business

MicroChannel Technologies Corporation (the “Company”) was formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (“New Energy”). New Energy spun off its issued and outstanding shares to New Energy’s shareholders on December 18, 2007. We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to our existing name, on April 4, 2005.

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Employees

As of August 31, 2014, we did not have any employees.

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

The following table sets forth the high and low bid prices for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2014
First Quarter 2014 (September 1 – November 30, 2013)	$0.08	$0.01
Second Quarter 2014 (December 1, 2013 – February 28, 2014)	$0.02	$0.015
Third Quarter 2014 (March 1 – May 31, 2014)	$0.21	$0.006
Fourth Quarter 2014 (June 1 – August 31, 2014)	$0.009	$0.005

Fiscal Year Ended August 31, 2013
First Quarter 2013 (September 1 – November 30, 2012)	$0.09	$0.011
Second Quarter 2013 (December 1, 2012 – February 28, 2013)	$0.005	$0.001
Third Quarter 2013 (March 1 – May 31, 2013)	$0.02	$0.01
Fourth Quarter 2013 (June 1 – August 31, 2013)	$0.015	$0.01

On October 30, 2014, the closing price of our common stock was $0.005 per share.

As of October 30, 2014, there were approximately 37 stockholders of record of our common stock.

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

Background

We were formed as a wholly-owned subsidiary of New Energy Technologies, Inc. New Energy spun off its issued and outstanding shares to New Energy’s shareholders on December 18, 2007. We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to our existing name on April 4, 2005.

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Results of Operations

Years Ended August 31, 2014 and 2013

Director and officer fees and professional fees during the periods presented are comparable due to the same level of operations during those periods.

The fluctuation in other operating expenses for the years ended August 31, 2014 and 2013 is due to the timing of the payments of state tax and business filing fees.

Interest expense for the years ended August 31, 2014 is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016.

Liquidity and Capital Resources

As of August 31, 2014, we had an accumulated deficit of $586,809. At August 31, 2014, we had cash and cash equivalents of $51,744 compared to $21,135 at August 31, 2013. In January 2014, we received funding by issuing a $70,000 note payable, which is still outstanding at August 31, 2014.

Net cash used in operating activities was $39,391 for the year ended August 31, 2014, compared to net cash used in operating activities of $45,477 for the prior year. Based on our current level of expenditures, we believe that cash on hand is adequate to fund our operations for at least the next twelve months.

Other Contractual Obligations

As of August 31, 2014, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to the Company, we have not identified any standards that we believe merit further discussion. We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our financial position, results of operations, or cash flows.

We adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MicroChannel Technologies Corporation

Columbia, Maryland

We have audited the accompanying balance sheets of MicroChannel Technologies Corporation ("the Company") as of August 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

November 6, 2014

MICROCHANNEL TECHNOLOGIES CORPORATION

BALANCE SHEETS

	August 31,	August 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$51,744	$21,135
Prepaid expenses	-	241
Total current assets	51,744	21,376
Total assets	$51,744	$21,376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,315	$816
Total current liabilities	3,315	816

Accrued interest	3,141	-
Note payable to shareholder	70,000	-
Total liabilities	76,456	816

Stockholders' equity (deficit)
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at August 31, 2014 and August 31, 2013	5,386	5,386
Additional paid-in capital	556,711	556,711
Retained earnings (deficit)	(586,809)	(541,537)
Total stockholders' equity (deficit)	(24,712)	20,560
Total liabilities and stockholders' equity (deficit)	$51,744	$21,376

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	August 31,
	2014	2013

Revenue	$-	$-

Operating expenses
Director and officer fees	9,000	9,000
Professional fees	31,424	31,860
Other operating expenses	1,707	2,581
Total operating expenses	42,131	43,441

Loss from operations	(42,131)	(43,441)

Other income (expense)
Interest expense	(3,141)	-
Total other income (expense)	(3,141)	-

Net loss	$(45,272)	$(43,441)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Retained earnings	Total stockholders'
	Shares	Amount	paid-in capital	(deficit)	equity (deficit)

Balance, August 31, 2012	53,864,600	$5,386	$556,711	$(498,096)	$64,001

Net loss	-	-	-	(43,441)	(43,441)

Balance, August 31, 2013	53,864,600	5,386	556,711	(541,537)	20,560

Net loss	-	-	-	(45,272)	(45,272)

Balance, August 31, 2014	53,864,600	$5,386	$556,711	$(586,809)	$(24,712)

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended
	August 31,
	2014	2013

Cash flows from operating activities
Net loss	$(45,272)	$(43,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	241	547
Increase (decrease) in accounts payable	2,499	(2,583)
Increase in accrued interest	3,141	-
Net cash used in operating activities	(39,391)	(45,477)

Cash flows from financing activities
Proceeds from the issuance of note payable to shareholder	70,000	-
Net cash provided by financing activities	70,000	-

Increase (decrease) in cash and cash equivalents	30,609	(45,477)

Cash and cash equivalents at beginning of period	21,135	66,612

Cash and cash equivalents at end of period	$51,744	$21,135

Supplemental disclosure of cash flow information:
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $586,809 as of August 31, 2014, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from the estimates as additional information becomes known

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. The fair value of note payable to shareholder is $70,000. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of August 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

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

The Company adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Note 4. Net Loss Per Share

During the years ended August 31, 2014 and 2013, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the year ended August 31, 2014, the Company recorded interest expense of $3,141 related to the note payable. Accrued interest at August 31, 2014 related to the note payable was $3,141. At August 31, 2014, the original principal balance of $70,000 on the note payable remained outstanding.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2014 and 2013 are as follows:

	Year Ended
	August 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$147,538	$130,566
Capitalized research and development	5,737	7,317
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	155,238	139,846

Less: valuation allowance	(155,238)	(139,846)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $15,392 and $14,770 for the years ended August 31, 2014 and 2013. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2014 available to offset future federal taxable income, if any, of $433,936, which will fully expire by the fiscal year ended August 31, 2034.  Accordingly, there is no current tax expense for the years ended August 31, 2014 and 2013. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2014, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2014 and 2013.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2014 and 2013:

	Year Ended
	August 31,
	2014	2013

Income tax benefit at statutory rate	$15,392	$14,770
Change in valuation allowance	(15,392)	(14,770)
	$-	$-

The fiscal years 2012 through 2014 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2014, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2014.

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

Name	Age	Position With Company	Director Since

David Gamache	64	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	August 5, 2008

Jeet S. Sidhu	42	Director	September 2, 2010

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Financial Officer and Chief Executive Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, David Gamache, 10632 Little Patuxent Parkway, Suite 406, Columbia, MD 21044.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2014, there were no meetings of the Board of Directors. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2014.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, David Gamache, 10632 Little Patuxent Parkway, Suite 406, Columbia, MD 21044, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at MicroChannel Technologies Corporation, Attention: David Gamache, 10632 Little Patuxent Parkway, Suite 406, Columbia, MD 21044.  The Board of Directors shall review and respond to all correspondence received, as appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2014 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2014 and 2013:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
David Gamache	2014	6,000	6,000
Chief Executive Officer, Chief Financial Officer,Secretary, Treasurer, and Director	2013	6,000	6,000

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We do not have an employee stock option plan or other benefit plans. Therefore, at August 31, 2014, there were no equity awards outstanding for the Named Executive Officers.

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

During both of the years ended August 31, 2014 and 2013, we paid $3,000 to Mr. Sidhu as compensation for services rendered as a non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 30, 2014 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)

Kalen Capital Corporation 700 – 688 West Hastings Street Vancouver, BC V6B 1P1	Stockholder	7,000,000 (2)	13.0%

David Gamache 10632 Little Patuxent Parkway, Suite 406, Columbia, MD 21044	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	-0-	-0- %

Jeet Sidhu 10632 Little Patuxent Parkway, Suite 406, Columbia, MD 21044	Director	6,749,600	12.5%

Jatinder Bhogal 1962 Knox Road Vancouver, BC V6T 1S6	Stockholder	23,000,000	42.7%

All Directors and Officers as a Group (2 persons)		6,749,600	12.5%

(1)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 53,864,600 shares of common stock issued and outstanding on a fully diluted basis as of October 30, 2014. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of October 30, 2014 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Represents shares owned by Kalen Capital Corporation, a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder.

Payments Upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of our executive officers or directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2014, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

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

Transactions with Related Persons

Since the beginning of the fiscal year ended August 31, 2014, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2014. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2014 and 2013.

	Year Ended August 31,
	2014	2013
Audit fees	$15,023	$14,596
Tax fees	2,000	1,983
Total fees	$17,023	$16,579

Audit Fees

Audit fees for the years ended August 31, 2014 and 2013 consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2014 and 2013.

Audit-Related Fees

There were no audit-related fees billed by Peterson Sullivan for the years ended August 31, 2014 and 2013.

Tax Fees

Tax fees for the years ended August 31, 2014 and 2013 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2014 and 2013.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.  Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of August 31, 2014 and 2013
•	Statements of Operations for the Years Ended August 31, 2014 and 2013
•	Statements of Stockholders’ Equity (Deficit) for the Years Ended August 31, 2014 and 2013
•	Statements of Cash Flows for the Years Ended August 31, 2014 and 2013
•	Notes to Financial Statements

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

MicroChannel Technologies Corporation
(Registrant)

November 6, 2014	By	/s/ David Gamache
David Gamache
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gamache	Chief Executive Officer, Chief	November 6, 2014
David Gamache	Financial Officer, Director (Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jeet Sidhu	Director	November 6, 2014
Jeet Sidhu

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws. (2)

10.1	Code of Ethics. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1)	Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by MicroChannel Technologies Corporation on April 8, 2010.

(2)	Incorporated by reference to the exhibits filed as part of the report on Form SB-2 filed by MicroChannel Technologies Corporation on October 1, 2007.

