Form 10-Q
period 2014-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2015-01-14
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on January 14, 2015.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Period Ended November 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$43,492	$51,744
Total current assets	43,492	51,744
Total assets	$43,492	$51,744

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$11,036	$3,315
Total current liabilities	11,036	3,315

Accrued interest	4,363	3,141
Note payable to shareholder	70,000	70,000
Total liabilities	85,399	76,456

Stockholders' equity (deficit)
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at November 30, 2014 and August 31, 2014	5,386	5,386
Additional paid-in capital	556,711	556,711
Retained deficit	(604,004)	(586,809)
Total stockholders' equity (deficit)	(41,907)	(24,712)
Total liabilities and stockholders' equity (deficit)	$43,492	$51,744

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 30,
	2014	2013

Revenue	$-	$-

Operating expenses
Director and officer fees	2,250	2,250
Professional fees	13,583	12,191
Other operating expenses	140	915
Total operating expenses	15,973	15,356

Loss from operations	(15,973)	(15,356)

Other income (expense)
Interest expense	(1,222)	-
Total other income (expense)	(1,222)	-

Net loss	$(17,195)	$(15,356)

Net loss per common share: basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,
	2014	2013

Cash flows from operating activities
Net loss	$(17,195)	$(15,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	-	241
Increase in accounts payable	7,721	4,927
Increase in accrued interest	1,222	-
Net cash used in operating activities	(8,252)	(10,188)

Decrease in cash and cash equivalents	(8,252)	(10,188)

Cash and cash equivalents at beginning of period	51,744	21,135

Cash and cash equivalents at end of period	$43,492	$10,947

Supplemental disclosure of cash flow information:
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $604,004 as of November 30, 2014, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended August 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted. The Company did not record an income tax provision during the periods presented due to net taxable losses.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 206 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company’s results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

Note 4. Net Loss Per Share

During the three months ended November 30, 2014 and 2013, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the three months ended November 30, 2014 and 2013, the Company recorded interest expense of $1,222 and $0 related to the note payable. Accrued interest at November 30, 2014 and August 31, 2014 related to the note payable was $4,363 and $3,141. At November 30, 2014, the original principal balance of $70,000 on the note payable remained outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2014, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operation

Three Months Ended November 30, 2014 and 2013

Director and officer fees during the periods presented are comparable due to the same level of operations during those periods.

The increase in professional fees for the three months ended November 30, 2014 compared to the same period in 2013 is due to an increase in the audit fees for the year ended August 31, 2014 as compared to 2013.

The decrease in other operating expenses for the three months ended November 30, 2014 compared to the same period in 2013 is due to the timing of the accrual for state tax and business filing fees.

Interest expense for the three months ended November 30, 2014 is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016.

Liquidity and Capital Resources

As of November 30, 2014, we had an accumulated deficit of $604,004. At November 30, 2014, we had cash and cash equivalents of $43,492 compared to $51,744 at August 31, 2014.

Net cash used in operating activities was $8,252 for the three months ended November 30, 2014, compared to net cash used in operating activities of $10,188 for the prior year. Based on our current level of expenditures, we believe that cash on hand is adequate to fund our operations for at least the next twelve months.

Other Contractual Obligations

As of November 30, 2014, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 206 and is to be applied retrospectively. We do not currently have any revenue. As such, ASU 2014-09 will not have any effect on our results of operations and financial position. If we begin generating revenue prior to the effective date of ASU 2014-09, we will evaluate the effect that ASU 2014-09 will have on our results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MicroChannel Technologies Corporation
(Registrant)

January 14, 2015	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director

