Form 10-Q
period 2015-02-28
MICROCHANNEL TECHNOLOGIES CORP
filed 2015-04-14
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2015

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

(951) 756-9840

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on April 14, 2015.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Period Ended February 28, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROCHANNEL TECHNOLOGIES CORPORATION

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$21,373	$51,744
Prepaid expenses	500	-
Total current assets	21,873	51,744
Total assets	$21,873	$51,744

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$500	$3,315
Accrued interest	5,571	-
Note payable to shareholder	70,000	-
Total current liabilities	76,071	3,315

Accrued interest	-	3,141
Note payable to shareholder	-	70,000
Total liabilities	76,071	76,456

Stockholders' equity (deficit)
Common stock: $0.0001 par value; 300,000,000 shares authorized, 53,864,600 issued and outstanding at February 28, 2015 and August 31, 2014	5,386	5,386
Additional paid-in capital	556,711	556,711
Retained deficit	(616,295)	(586,809)
Total stockholders' equity (deficit)	(54,198)	(24,712)
Total liabilities and stockholders' equity (deficit)	$21,873	$51,744

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
Director and officer fees	2,250	2,250	4,500	4,500
Professional fees	7,806	8,011	21,389	20,202
Other operating expenses	1,027	560	1,167	1,475
Total operating expenses	11,083	10,821	27,056	26,177

Loss from operations	(11,083)	(10,821)	(27,056)	(26,177)

Other income (expense)
Interest expense	(1,208)	(671)	(2,430)	(671)
Total other income (expense)	(1,208)	(671)	(2,430)	(671)

Net loss	$(12,291)	$(11,492)	$(29,486)	$(26,848)

Net loss per common share: basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	53,864,600	53,864,600	53,864,600	53,864,600

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 28,
	2015	2014

Cash flows from operating activities
Net loss	$(29,486)	$(26,848)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	(500)	241
(Decrease) increase in accounts payable	(2,815)	5,299
Increase in accrued interest	2,430	671
Net cash used in operating activities	(30,371)	(20,637)

Cash flows from financing activities
Proceeds from the issuance of note payable to shareholder	-	70,000
Net cash provided by financing activities	-	70,000

(Decrease) increase in cash and cash equivalents	(30,371)	49,363

Cash and cash equivalents at beginning of period	51,744	21,135

Cash and cash equivalents at end of period	$21,373	$70,498

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2015

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $616,295 as of February 28, 2015, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. Management plans to identify commercial opportunities and to obtain necessary funding from outside sources. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Based on the Company’s current level of expenditures, management believes that cash on hand is adequate to fund operations for approximately the next six months.

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

Note 4. Net Loss Per Share

During the three and six months ended February 28, 2015 and 2014, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the three months ended February 28, 2015 and 2014, the Company recorded interest expense of $1,208 and $671 related to the note payable. During the six months ended February 28, 2015 and 2014, the Company recorded interest expense of $2,430 and $671 related to the note payable. Accrued interest at February 28, 2015 and August 31, 2014 related to the note payable was $5,571 and $3,141. At February 28, 2015, the original principal balance of $70,000 on the note payable remained outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended February 28, 2015, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operation

Three and Six Months Ended February 28, 2015 and 2014

Director and officer fees during the periods presented are comparable due to the same level of operations during those periods.

Professional fees during the three months ended February 28, 2015 and 2014 are comparable due to the same level of operations during those periods. The increase in professional fees for the six months ended February 28, 2015 compared to the same period in 2014 is due to an increase in the audit fees for the year ended August 31, 2014 as compared to 2013.

The increase in other operating expenses for the three months ended February 28, 2015 compared to the same period in 2014 is due to the timing of the accrual for state tax and business filing fees. Other operating expenses during the six months ended February 28, 2015 and 2014 are comparable due to the same level of operations during those periods.

Interest expense for the three and six month periods ended February 28, 2015 and the same periods in 2014 is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable are due on January 9, 2016.

Liquidity and Capital Resources

As of February 28, 2015, we had an accumulated deficit of $616,295. At February 28, 2015, we had cash and cash equivalents of $21,373 compared to $51,744 at August 31, 2014.

Net cash used in operating activities was $30,371 for the six months ended February 28, 2015, compared to net cash used in operating activities of $20,637 for the prior year. Based on our current level of expenditures, we believe that cash on hand is adequate to fund our operations for approximately the next six months.

Other Contractual Obligations

As of February 28, 2015, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2015, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MicroChannel Technologies Corporation
(Registrant)

April 14, 2015	By:	/s/ David Gamache
David Gamache
President, Chief Executive Officer,
Chief Financial Officer, and Director

