Form 10-K
period 2015-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2018-01-22
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-146404

MICROCHANNEL TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0539775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1919 NW 19th Street, Suite 302

Fort Lauderdale, FL	33311
(Address of principal executive offices)	(Zip Code)

(954) 551-7701

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act . Yes ☐      No ☒

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on January 22, 2018 was $256,725.

As of January 22, 2018, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the year ended August 31, 2015 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Employees

As of August 31, 2015, we did not have any employees.

ITEM 2. PROPERTIES

Our corporate office is located at 1919 NW 19th Street, Suite 302 , Fort Lauderdale, FL 33311. We are not currently charged rent to utilize this space.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group, Inc. OTCQB TM tier (the “OTCQB”) under the symbol “MCTC.”

The following table sets forth the high and low bid prices for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2015
First Quarter 2015 (September 1 – November 30, 2014)	$0.009	$0.004
Second Quarter 2015 (December 1, 2014 – February 28, 2015)	$0.007	$0.004
Third Quarter 2015 (March 1 – May 31, 2015)	$0.009	$0.004
Fourth Quarter 2015 (June 1 – August 31, 2015)	$0.005	$0.003

Fiscal Year Ended August 31, 2014
First Quarter 2014 (September 1 – November 30, 2013)	$0.08	$0.01
Second Quarter 2014 (December 1, 2013 – February 28, 2014)	$0.02	$0.015
Third Quarter 2014 (March 1 – May 31, 2014)	$0.21	$0.006
Fourth Quarter 2014 (June 1 – August 31, 2014)	$0.009	$0.005

On January 22, 2018, the closing price of our common stock was $0.005 per share.

As of January 22, 2018, there were approximately 37 stockholders of record of our common stock.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company, with offices at:

6725 Via Austi Parkway

Suite 300

Las Vegas, NV 89119.

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

The MD&A is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions .

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

Years Ended August 31, 2015 and 2014

Director and officer fees and professional fees during the periods presented are comparable due to the same level of operations during those periods.

The fluctuation in other operating expenses for the years ended August 31, 2015 and 2014 are due to the timing of the payments of state tax and business filing fees.

Interest expense for the years ended August 31, 2015 and 2014 is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7% and totaled $8,041 as of August 31, 2015. Principal and accrued interest on the note payable are due on January 9, 2016, after which the annual rate of interest will increase to 10% per annum.

Liquidity and Capital Resources

As of August 31, 2015, we had an accumulated deficit of $634,903. At August 31, 2015, we had cash and cash equivalents of $5,850 compared to $51,744 at August 31, 2014. In January 2014, we received funding by issuing a $70,000 note payable, which is still outstanding at August 31, 2015. The note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

Net cash used in operating activities was $45,894 for the year ended August 31, 2015, compared to net cash used in operating activities of $39,391 for the prior year. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Other Contractual Obligations

As of the years ended August 31, 2015 and 2014, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest. The note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

We adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements during the year ended August 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

ITEM 8. FINANCIAL STATEMENTS

8

Boyle CPA, LLC

Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Microchannel Technologies Corporation

I have audited the accompanying balance sheet of Microchannel Technologies Corporation (the “Company”) as of August 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microchannel Technologies Corporation as of August 31, 2015, and the results of its operations and its cash flows for the year ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s continuing net losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Bayville, New Jersey

January 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MicroChannel Technologies Corporation

Fort Lauderdale, Florida

We have audited the accompanying balance sheet of MicroChannel Technologies Corporation ("the Company") as of August 31, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroChannel Technologies Corporation as of August 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

November 6, 2014

Microchannel Technologies Corporation

BALANCE SHEETS

	August 31,
	2015	2014
ASSETS
Current Assets:
Cash	$5,850	$51,744
Total Current Assets	5,850	51,744

TOTAL ASSETS	$5,850	$51,744

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$615	$3,315
Accrued Interest	8,041	3,141
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	78,656	76,456

Total Liabilities	78,656	76,456

Stockholder's Deficit
Common Stock, par value $0.0001,
300,000,000 shares Authorized, 53,864,600 shares Issued and
Outstanding at August 31, 2015 and August 31, 2014	5,386	5,386
Additional Paid-In Capital	556,711	556,711
Accumulated Deficit	(634,903)	(586,809)

Total Stockholder's Deficit	(72,806)	(24,712)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$5,850	$51,744

The accompanying notes are an integral part of these audited financial statements

Microchannel Technologies Corporation
STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,
	2015	2014

Revenues:	$—	$—

Expenses:
Director and Officer fees	6,750	9,000
Professional fees	35,829	31,424
General and administrative expense	615	1,707
Total Operating Expenses	43,194	42,131

Operating Loss	(43,194)	(42,131)

Other Expense
Interest expense	4,900	3,141

Net Loss	$(48,094)	$(45,272)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	53,864,600	53,864,600

The accompanying notes are an integral part of these audited financial statements

Microchannel Technologies Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT
	Common Stock
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance as of August 31, 2013	53,864,600	$5,386	$556,711	$(541,537)	$20,560

Net Loss	—	—	—	(45,272)	(45,272)

Balance as of August 31, 2014	53,864,600	$5,386	$556,711	$(586,809)	$(24,712)

Net Loss	—	—	—	(48,094)	(48,094)

Balance as of August 31, 2015	53,864,600	$5,386	$556,711	$(634,903)	$(72,806)

The accompanying notes are an integral part of these audited financial statements

Microchannel Technologies Corporation
STATEMENT OF CASH FLOWS

	For the Years Ended
	August 31,
	2015	2014
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(48,094)	$(45,272)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Prepaid Expenses	$—	$241
Accounts Payable	(2,700)	2,499
Accrued Interest	4,900	3,141
Net Cash Used in Operating Activities	(45,894)	(39,391)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable	—	70,000
Net Cash Provided by Financing Activities	—	70,000

Net (Decrease) Increase in Cash	(45,894)	30,609
Cash at Beginning of Period	51,744	21,135

Cash at End of Period	$5,850	$51,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these audited financial statements

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

August 31, 2015

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $634,903 as of August 31, 2015, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of August 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

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

Note 4. Net Loss Per Share

During the years ended August 31, 2015 and 2014, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the years ended August 31, 2015 and August 31, 2014, the Company recorded an interest expense of $4,900 and $3,141, respectively, related to the note payable. Accrued interest at August 31, 2015 related to the note payable was $8,041. At August 31, 2015, the original principal balance of $70,000 on the note payable remained outstanding. The note payable was note repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2015 and 2014 are as follows:

	Year Ended
	August 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$165,470	$147,538
Capitalized research and development	4,157	5,737
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	171,590	155,238

Less: valuation allowance	(171,590)	(155,238)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $16,352 and $15,392 for the years ended August 31, 2015 and 2014. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2015 available to offset future federal taxable income, if any, of $486,676, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the years ended August 31, 2015 and 2014. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2015, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2015 and 2014.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2015 and 2014:

	Year Ended
	August 31,
	2015	2014

Income tax benefit at statutory rate	$16,352	$15,392
Change in valuation allowance	(16,352)	(15,392)
	$—	$—

The fiscal years 2012 through 2015 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by $64,857 to $106,733. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 10, 2017, we engaged Boyle CPA, LLC, an independent registered public accounting firm, as our principal independent accountant for the year ended August 31, 2015 with the approval of our board of directors. We did not consult with Boyle CPA, LLC on any accounting issues prior to engaging him as our auditor.

During the year ended August 31, 2014, there were no disagreements with Peterson Sullivan LLP, the company’s previous principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Peterson Sullivan LLP would have caused Peterson Sullivan LLP to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

ITEM 9. A – CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer, Garry McHenry, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report August 31, 2015 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

As of August 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K on January 22, 2018 for the year ended August 31, 2015 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Boyle CPA, LLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Boyle CPA, LLC expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last (fourth) fiscal quarter as covered by this report on August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9. B – OTHER INFORMATION

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

As of the date of the Balance Sheet, August 31, 2015:

Name	Age	Position With Company	Director
David Gamache	64	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	August 5, 2008 – October 13, 2017

Jeet S. Sidhu	42	Director	September 2, 2010 – October 13, 2017

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

As of the date of filing, January 22, 2018:

Name	Age	Position With Company	Director Since
Garry McHenry	59	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	October 13, 2017

Garry McHenry. McHenry, age 59, started his career in the Telecommunications field in 1991 with Protel, a leading manufacturer of public payphones, where he helped develop one of the first fixed wireless public payphones. He has also served as Manager of Engineering of Wireless Payphones with Technology Service Group (which was one of the leading suppliers to Bell South), as Manager of South-Eastern Sales with U.S. Long Distance, LCI and Qwest Communications, and as Manager of International Sales for American International Telephone where he was responsible for the Nortel switching equipment line of products. He is currently President and sole Director of Digital Utilities, Inc. and a Manager at Matthews International in Ft. Lauderdale, FL. Mr. McHenry is a graduate of the Rochester Institute of Technology.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, persons nominated to become a director, or executive officers, have been involved in any legal proceedings as required to be disclosed pursuant to Item 401 of Regulation S-K..

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation S-K.

 CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Financial Officer and Chief Executive Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, Garry McHenry . 1919 NW 19th Street, Suite 302 , Fort Lauderdale, FL 33311.

CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

We have no fixed policy on whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined, with this decision being made based on our best interests considering the circumstances at the time. Currently, these roles are combined with Mr. Garry McHenry serving as both the Chairman of the Board and the Chief Executive Officer. We believe that combining these positions provides an effective leadership structure for our company, given the size of our Board. As Chief Executive Officer, Mr. Henry is involved in our day-to-day operations and thus is in a position to elevate important business issues for consideration by the Board. The Board also believes that the combined role of Chief Executive Officer and Chairman of the Board promotes effective execution of strategic goals and facilitates information flow between management and the Board. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal years ended August 31, 2015 and 2014, there were no meetings of the Board of Directors. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2015.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Garry McHenry, 1919 NW 19th Street, Suite 302 , Fort Lauderdale, FL 33311, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at MicroChannel Technologies Corporation, Attention: Garry McHenry, 1919 NW 19th Street, Suite 302 , Fort Lauderdale, FL 33311.  The Board of Director shall review and respond to all correspondence received, as appropriate.

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

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2015 and 2014:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
David Gamache	2015	4,500	4,500
Chief Executive Officer, Chief Financial Officer,Secretary, Treasurer, and Director	2014	6,000	6,000

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We do not have an employee stock option plan or other benefit plans. Therefore, at August 31, 2015, there were no equity awards outstanding for the Named Executive Officers.

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

In the years ended August 31, 2015 and 2014, non-employee directors received $250 per month for their services as directors. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

In the years ended August 31, 2015 and 2014, we paid $2,250 and $3,000, respectively to Mr. Sidhu as compensation for services rendered as a non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2015 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Kalen Capital Corporation 700 – 688 West Hastings Street Vancouver, BC V6B 1P1	Stockholder	7,000,000 (2)	13.0%

David Gamache 10632 Little Patuxent Parkway, Suite 406, Columbia, MD 21044	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	-0-	-0-%

Jeet Sidhu 10632 Little Patuxent Parkway, Suite 406, Columbia, MD 21044	Director	6,749,600	12.5%

Jatinder Bhogal 1962 Knox Road Vancouver, BC V6T 1S6	Stockholder	23,000,000	42.7%

All Directors and Officers as a Group (2 persons)		6,749,600	12.5%

(1)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 53,864,600 shares of common stock issued and outstanding on a fully diluted basis as of October 30, 2014. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of January 22, 2018 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Represents shares owned by Kalen Capital Corporation, a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director and controlling stockholder.

Payments Upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of our executive officers or directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2015, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

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

Transactions with Related Persons

Since the beginning of the fiscal years ended August 31, 2015 and 2014, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

Independent Director

As of the date of this filing, Our Board of Directors is currently comprised of a sole director, namely Garry Henry, who is not an independent director; as such term is defined under the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Boyle CPA, LLC served as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2015 and Peterson Sullivan, LLP (“Peterson Sullivan”) served as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2014. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Boyle CPA and Peterson Sullivan during the years ended August 31, 2015 and 2014.

	Year Ended August 31,
	2015	2014
Audit fees	$7,800	$15,023
Tax fees	2,100	2,000
Total fees	$9,900	$17,023

Audit Fees

Audit fees for the years ended August 31, 2015 and 2014 consist of the aggregate fees billed by Boyle CPA and Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2015 and 2014.

Audit-Related Fees

There were no audit-related fees billed by Boyle CPA or Peterson Sullivan for the years ended August 31, 2015 and 2014.

Tax Fees

Tax fees for the years ended August 31, 2015 and 2014 consist of the aggregate fees billed by Boyle CPA and Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Boyle CPA or Peterson Sullivan for the years ended August 31, 2015 and 2014.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.  Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firms
•	Balance Sheets as of August 31, 2015 and 2014
•	Statements of Operations for the Years Ended August 31, 2015 and 2014
•	Statements of Stockholders’ Equity (Deficit) for the Years Ended August 31, 2015 and 2014
•	Statements of Cash Flows for the Years Ended August 31, 2015 and 2014
•	Notes to Financial Statements

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

MicroChannel Technologies Corporation
(Registrant)

January 22, 2018	By	/s/ Garry McHenry
Garry McHenry
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Garry McHenry	Chief Executive Officer, Chief	January 22, 2018
Garry McHenry	Financial Officer, Director (Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws. (2)

10.1	Code of Ethics. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1)	Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by MicroChannel Technologies Corporation on April 8, 2010.

(2)	Incorporated by reference to the exhibits filed as part of the report on Form SB-2 filed by MicroChannel Technologies Corporation on October 1, 2007.

29