Form 10-Q
period 2015-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2018-01-26
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,864,600 shares of common stock, par value $0.0001, were outstanding on , January 26 , 2018.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Period Ended November 30, 2015

PART I — FINANCIAL INFORMATION

Microchannel Technologies Corporation
BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2015	2015
ASSETS
Current Assets:
Cash	$5,640	$5,850
Total Current Assets	5,640	5,850

TOTAL ASSETS	$5,640	$5,850

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$795	$615
Accrued Interest	9,263	8,041
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	80,058	78,656

Total Liabilities	80,058	78,656

Stockholder's Deficit
Common Stock, par value $0.0001,
300,000,000 shares Authorized, 53,864,600 shares Issued and
Outstanding at November 30, 2015 and August 31, 2015	5,386	5,386
Additional Paid-In Capital	556,711	556,711
Accumulated Deficit	(636,515)	(634,903)

Total Stockholder's Deficit	(74,418)	(72,806)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$5,640	$5,850

The accompanying notes are an integral part of these unaudited financial statements

Microchannel Technologies Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30,
	2015	2014

Revenues:	$—	$—

Expenses:
Director and Officer fees	—	2,250
Professional fees	—	13,583
General and administrative expense	390	140
Total Operating Expenses	390	15,973

Operating Loss	(390)	(15,973)

Other Expense
Interest expense	1,222	1,222

Net Loss	$(1,612)	$(17,195)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	53,864,600	53,864,600

The accompanying notes are an integral part of these unaudited financial statements

Microchannel Technologies Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,612)	$(17,195)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	180	7,721
Accrued Interest	1,222	1,222
Net Cash Used in Operating Activities	(210)	(8,252)

Net (Decrease) Increase in Cash	(210)	(8,252)
Cash at Beginning of Period	5,850	51,744

Cash at End of Period	$5,640	$43,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited financial statements

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2015

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $636,515 as of November 30, 2015, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with U.S. GAAP and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended August 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted..

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended August 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

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

Note 4. Net Loss Per Share

During the three months ended November 30, 2015 and November 30, 2014, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the three months ended November 30, 2015 and November 30, 2014, the Company recorded an interest expense of $1,222, respectively, related to the note payable. Accrued interest at November 30, 2015 related to the note payable was $9,263. At November 30, 2015, the original principal balance of $70,000 on the note payable remained outstanding. The note payable was not repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at November 30, 2015 and August 31, 2015 are as follows:

	November 30, 2015	August 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$166,413	$165,470
Capitalized research and development	3,762	4,157
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	172,138	171,590

Less: valuation allowance	(172,138)	(171,590))

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $548 for the three months ended November 30, 2015. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at November 30, 2015 available to offset future federal taxable income, if any, of $489,450, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the three months ended November 30, 2015 and 2014. In addition, the Company has research and development tax credit carry forwards of $1,963 at November 30, 2015, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the three months ended November 30, 2015 and 2014.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the three months ended November 30, 2015:

Income tax benefit at statutory rate	$548
Change in valuation allowance	(548)
$—

The fiscal years 2012 through 2015 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by $65,066 to $107,072. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2015, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operations

For the Three Months Ended November 30, 2015 and November 30, 2014

The director and officer fees and professional fees decreased $15,833, in the three months ended November 30, 2015, when compared with the same period in 2014. The fluctuation in operating expenses for the three months ended November 30, 2015 and November 30, 2014 is due to a decrease in business operations in 2015.

The interest expense of $1,222 for the three months ended November 30, 2015 and November 30, 2014, respectively, is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7% and has cumulative interest due of $9,263 as of November 30, 2015. Principal and accrued interest on the note payable are due on January 9, 2016, after which the annual rate of interest will increase to 10% per annum.

Net cash used in operating activities was $210 for the three months ended November 30, 2015, compared to net cash used in operating activities of $8,252 for the prior three months ended November 30, 2014. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of the year ended August 31, 2015, we had an accumulated deficit of $634,903 and cash and cash equivalents of $5,850. As of the current quarter ended November 30, 2015, we had an accumulated deficit of $636,515 and cash and cash equivalents of $5,640. In January 2014, we received funding by issuing a $70,000 note payable, which is still outstanding at November 30, 2015. The note payable was due on January 9, 2016 and has not been repaid as of the date of this filing and is thus in default.

Other Contractual Obligations

As of the three months ended November 30, 2015 and year ended August 31, 2015, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest. The note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry McHenry, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, Garry McHenry, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2015, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error or all fraud and is not effective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

MicroChannel Technologies Corporation
(Registrant)

January 26 ,2018	By:	/s/ Garry McHenry
Garry McHenry
President, Chief Executive Officer,
Chief Financial Officer, and Director

