Form 10-K
period 2016-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2018-02-02
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 2, 2018 was $256,725.

As of February 2, 2018, there were 53,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MICROCHANNEL TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the year ended August 31, 2016 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Employees

As of August 31, 2016, we did not have any employees.

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

The following table sets forth the high and low bid prices for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2016
First Quarter 2016 (September 1 – November 30, 2015)	$0.004	$0.003
Second Quarter 2016 (December 1, 2015 – February 28, 2016)	$0.004	$0.003
Third Quarter 2016 (March 1 – May 31, 2016)	$0.004	$0.003
Fourth Quarter 2016 (June 1 – August 31, 2016)	$0.004	$0.003

Fiscal Year Ended August 31, 2015
First Quarter 2015 (September 1 – November 30, 2014)	$0.009	$0.004
Second Quarter 2015 (December 1, 2014 – February 28, 2015)	$0.007	$0.004
Third Quarter 2015 (March 1 – May 31, 2015)	$0.009	$0.004
Fourth Quarter 2015 (June 1 – August 31, 2015)	$0.005	$0.003

On February 2, 2018, the closing price of our common stock was $0.003 per share.

As of February 2, 2018, there were approximately 37 stockholders of record of our common stock.

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

Results of Operations

Years Ended August 31, 2016 and 2015

The director and officer fees and professional fees decreased $42,579, in the year ended August 31, 2016, when compared with the same period in 2015. The fluctuation in operating expenses for the year ended August 31, 2016 and August 31, 2015 is due to a decrease in business operations in 2016.

Interest expense for the years ended August 31, 2016 and 2015 is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. As of August 31, 2016, there is cumulative interest due of $14,308.

Net cash used in operating activities was $838 for the year ended August 31, 2016, compared to net cash used in operating activities of $45,894 for the prior year. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of August 31, 2016, we had an accumulated deficit of $642,728. At August 31, 2016, we had cash and cash equivalents of $5,012 compared to $5,850 at August 31, 2015. In January 2014, we received funding by issuing a $70,000 note payable, which is still outstanding at August 31, 2016. The note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

Other Contractual Obligations

As of the years ended August 31, 2016 and 2015, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest. The note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Microchannel Technologies Corporation

I have audited the accompanying balance sheet of Microchannel Technologies Corporation (the “Company”) as of August 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2016. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microchannel Technologies Corporation as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s continuing net losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Bayville, New Jersey

January 22, 2018

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721

Microchannel Technologies Corporation
BALANCE SHEETS

	August 31,
	2016	2015
ASSETS
Current Assets:
Cash	$5,012	$5,850
Total Current Assets	5,012	5,850

TOTAL ASSETS	$5,012	$5,850

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$1,335	$615
Accrued Interest	14,308	8,041
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	85,643	78,656

Total Liabilities	85,643	78,656

Stockholder's Deficit
Common Stock, par value $0.0001,
300,000,000 shares Authorized, 53,864,600 shares Issued
and Outstanding at August 31, 2016 and August 31, 2015	5,386	5,386
Additional Paid-In Capital	556,711	556,711
Accumulated Deficit	(642,728)	(634,903)

Total Stockholder's Deficit	(80,631)	(72,806)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$5,012	$5,850

The accompanying notes are an integral part of these audited financial statements

Microchannel Technologies Corporation
STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,
	2016	2015

Revenues:	$—	$—

Expenses:
Director and Officer fees	—	6,750
Professional fees	—	35,829
General and administrative expense	1,558	615
Total Operating Expenses	1,558	43,194

Operating Loss	(1,558)	(43,194)

Other Expense
Interest expense	6,267	4,900

Net Loss	$(7,825)	$(48,094)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	53,864,600	53,864,600

The accompanying notes are an integral part of these audited financial statements

Microchannel Technologies Corporation
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Deficiency

Balance as of August 31, 2014	53,864,600	$5,386	$556,711	$(586,809)	$(24,712)

Net Loss	—	—	—	(48,094)	(48,094)

Balance as of August 31, 2015	53,864,600	$5,386	$556,711	$(634,903)	$(72,806)

Net Loss	—	—	—	(7,825)	(7,825)

Balance as of August 31, 2016	53,864,600	$5,386	$556,711	$(642,728)	$(80,631)

The accompanying notes are an integral part of these audited financial statements

Microchannel Technologies Corporation
STATEMENT OF CASH FLOWS

	For the Years Ended
	August 31,
	2016	2015
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(7,825)	$(48,094)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	720	(2,700)
Accrued Interest	6,267	4,900
Net Cash Used in Operating Activities	(838)	(45,894)

CASH FLOWS FROM FINANCING
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	(838)	(45,894)
Cash at Beginning of Period	5,850	51,744

Cash at End of Period	$5,012	$5,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these audited financial statements

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

August 31, 2016

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $642,728 as of August 31, 2016, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of August 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

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

Note 4. Net Loss Per Share

During the years ended August 31, 2016 and 2015, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the years ended August 31, 2016 and August 31, 2015, the Company recorded an interest expense of $6,267 and $4,900, respectively, related to the note payable. Accrued interest at August 31, 2016 related to the note payable was $14,308. At August 31, 2016, the original principal balance of $70,000 on the note payable remained outstanding. The note payable was note repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2016 and 2015 are as follows:

	Year Ended
	August 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$169,710	$165,470
Capitalized research and development	2,577	4,157
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	174,250	171,590

Less: valuation allowance	(174,250)	(171,590)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $2,660 and $16,352 for the years ended August 31, 2016 and 2015. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2016 available to offset future federal taxable income, if any, of $499,147, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the years ended August 31, 2016 and 2015. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2016, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2016 and 2015.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2016 and 2015:

	Year Ended
	August 31,
	2016	2015

Income tax benefit at statutory rate	$2,660	$16,352
Change in valuation allowance	(2,660)	(16,352)
	$—	$—

The fiscal years 2012 through 2016 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by $65,873 to $108,377. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Our Chief Executive Officer, Garry McHenry, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report August 31, 2016 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of August 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K on February 2, 2018 for the year ended August 31, 2016 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Boyle CPA, LLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Boyle CPA, LLC expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last (fourth) fiscal quarter as covered by this report on August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of the Balance Sheet, August 31, 2016:

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

As of the date of filing, February2, 2018 :

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal years ended August 31, 2016 and 2015, there were no meetings of the Board of Directors. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2016 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2016 and 2015:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
David Gamache	2016	0	0
Chief Executive Officer, Chief Financial Officer,Secretary,Treasurer, and Director	2015	4,500	4,500

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We do not have an employee stock option plan or other benefit plans. Therefore, at August 31, 2016, there were no equity awards outstanding for the Named Executive Officers.

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

In the years ended August 31, 2016 and 2015, we paid $0 and $250 per month, respectively to non-employee directors for their services as directors. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

In the years ended August 31, 2016 and 2015, we paid $0 and $2,250, respectively to Mr. Sidhu as compensation for services rendered as a non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2016 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2016, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

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

Transactions with Related Persons

Since the beginning of the fiscal years ended August 31, 2016 and 2015, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Boyle CPA, LLC served as our independent registered public accounting firm to audit our financial statements for the fiscal year s ended August 31, 2016 and August 31, 2015. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Bolyle CPA, LLC, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Boyle CPA and Peterson Sullivan LLP during the years ended August 31, 2016 and August 31, 2015.

	Year Ended August 31,
	2016	2015
Audit fees	$0	$7,800
Tax fees	0	2,100
Total fees	$0	$9,900

Audit Fees

Audit fees for the years ended August 31, 2016 and 2015 consist of the aggregate fees billed by Boyle CPA and Peterson Sullivan LLP for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2016 and 2015.

Audit-Related Fees

There were no audit-related fees billed by Boyle CPA or Peterson Sullivan LLP for the years ended August 31, 2016 and 2015.

Tax Fees

Tax fees for the years ended August 31, 2016 and 2015 consist of the aggregate fees billed by Boyle CPA and Peterson Sullivan LLP for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Boyle CPA or Peterson Sullivan LLP for the years ended August 31, 2016 and 2015.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.  Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firms
•	Balance Sheets as of August 31, 2016 and 2015
•	Statements of Operations for the Years Ended August 31, 2016 and 2015
•	Statements of Stockholders’ Equity (Deficit) for the Years Ended August 31, 2016 and 2015
•	Statements of Cash Flows for the Years Ended August 31, 2016 and 2015
•	Notes to Financial Statements

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

MicroChannel Technologies Corporation
(Registrant)

February 2, 2018	By:	/s/ Garry McHenry
Garry McHenry
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Garry McHenry	Chief Executive Officer, Chief	February 2, 2018
Garry McHenry	Financial Officer, Director (Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended. (1)

3.2	By Laws. (2)

10.1	Code of Ethics. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1)	Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by MicroChannel Technologies Corporation on April 8, 2010.

(2)	Incorporated by reference to the exhibits filed as part of the report on Form SB-2 filed by MicroChannel Technologies Corporation on October 1, 2007.