Form 10-Q
period 2017-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2018-02-16
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2017

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

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Period Ended May 31, 2017

PART I — FINANCIAL INFORMATION

Microchannel Technologies Corporation
BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2017	2016
ASSETS
Current Assets:
Cash	$4,877	$5,012
Total Current Assets	4,877	5,012

TOTAL ASSETS	$4,877	$5,012

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,229	$1,335
Accrued Interest	19,543	14,308
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	91,772	85,643

Total Liabilities	91,772	85,643

Stockholder's Deficit
Common Stock, par value $0.0001,
300,000,000 shares Authorized, 53,864,600 shares Issued and
Outstanding at May 31, 2017 and August 31, 2016	5,386	5,386
Additional Paid-In Capital	556,711	556,711
Accumulated Deficit	(648,992)	(642,728)

Total Stockholder's Deficit	(86,895)	(80,631)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,877	$5,012

The accompanying notes are an integral part of these unaudited financial statements

Microchannel Technologies Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016

Revenues:	$—	$—	$—	$—

Expenses:
Director and Officer fees	—	—	—	—
Professional fees	—	—	—	—
General and administrative expense	402	389	1,029	1,168
Total Operating Expenses	402	389	1,029	1,168

Operating Loss	(402)	(389)	(1,029)	(1,168)

Other Expense
Interest expense	1,764	1,764	5,235	4,503

Net Loss	$(2,166)	$(2,153)	$(6,264)	$(5,671)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	53,864,600	53,864,600	53,864,600	53,864,600

The accompanying notes are an integral part of these unaudited financial statements

Microchannel Technologies Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2017	2016
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (6,264)	$ (5,671)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	894	540
Accrued Interest	5,235	4,503
Net Cash Used in Operating Activities	(135)	(628)

Net (Decrease) Increase in Cash	(135)	(628)
Cash at Beginning of Period	5,012	5,850

Cash at End of Period	$ 4,877	$ 5,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Franchise Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited financial statements

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2017

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $648,992 as of May 31, 2017, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Note 4. Net Loss Per Share

During the nine months ended May 31, 2017 and May 31, 2016, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10%, as principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the nine months ended May 31, 2017 and May 31, 2016, the Company recorded an interest expense of $5,235 and $4,503, respectively, related to the note payable. Accrued interest at May 31, 2017 related to the note payable was $19,543. At May 31, 2017, the original principal balance of $70,000 on the note payable remained outstanding. The note payable was not repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at May 31, 2017 and August 31, 2016 are as follows:

	May 31, 2017	August 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$173,025	$169,710
Capitalized research and development	1,393	2,577
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	176,381	174,250

Less: valuation allowance	(176,381)	(174,250)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $2,131 for the nine months ended May 30, 2017. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at May 31, 2017 available to offset future federal taxable income, if any, of $508,896, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the three and nine months ended May 31, 2017 and 2016. In addition, the Company has research and development tax credit carry forwards of $1,963 at May 31, 2017, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the three and nine months ended May 30, 2017 and 2016.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the nine months ended May 30, 2017:

Income tax benefit at statutory rate	$2,131
Change in valuation allowance	(2,131)
$—

The fiscal years 2012 through 2015 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by $66,689 to $109,692. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2017, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Results of Operations

For the Three and Nine Months Ended May 31, 2017 and May 31, 2016

There were $0 in director and officer fees and professional fees, in the three and nine months ended May 31, 2017 and May 31, 2016. This was due to a decrease in business operations in 2015. General & Administrative expenses were $1,029 and $1,168, for the nine months ended May 31, 2017 and May 31, 2016, respectively and were $402 and $389, for the three months ended May 31, 2017 and May 31, 2016, respectively.

 The interest expense of $5,235 and $4,503 for the nine months ended May 31, 2017 and May 31, 2016, respectively, and $1,764 both the three months ended May 31, 2017 and May 31, 2016, respectively, is related to the note payable that the Company issued on January 9, 2014, in the amount of $70,000, to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. As of May 31, 2017, there is cumulative interest due of $19,543.

Net cash used in operating activities was $135 for the nine months ended May 31, 2017, compared to net cash used in operating activities of $628 for the prior nine months ended May 31, 2016. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of the year ended August 31, 2016, we had an accumulated deficit of $642,728 and cash and cash equivalents of $5,012. As of the current quarter ended May 31, 2017, we had an accumulated deficit of $648,992 and cash and cash equivalents of $4,877. In January 2014, we received funding by issuing a $70,000 note payable, which is still outstanding at May 31, 2017. The note payable was due on January 9, 2016 and has not been repaid as of the date of this filing and is thus in default.

Other Contractual Obligations

As of the nine months ended May 31, 2017 and year ended August 31, 2016, we do not have any contractual obligations other than the $70,000 note payable and related accrued interest. The note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry McHenry, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, Garry McHenry, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2017, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

