Form 10-Q
period 2018-05-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2018-07-20
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2018

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

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer (Do not check if a smaller reporting company)	¨	Smaller reporting company	☒

Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,864,600 shares of common stock, par value $0.0001, were outstanding on, July 20, 2018.

MICROCHANNEL TECHNOLOGIES CORPORATION

FORM 10-Q

For the Period Ended May 31, 2018

PART I — FINANCIAL INFORMATION

Microchannel Technologies Corporation
BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2018	2017
ASSETS
Current Assets:
Cash	$4,760	$4,832
Total Current Assets	4,760	4,832

TOTAL ASSETS	$4,760	$4,832

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$15,692	$2,586
Accounts Payable - Related Party	5,200	—
Accrued Interest	26,542	21,307
Accrued Interest - Related Party	332	—
Advances - Related Party	600	—
Note Payable - Related Party	14,954	—
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	133,320	93,893

Total Liabilities	133,320	93,893

Stockholder's Deficit
Common Stock, par value $0.0001,
300,000,000 shares Authorized, 183,864,600 shares Issued and
Outstanding at May 31, 2018 and 53,864,600 shares Issued and
Outstanding at August 31, 2017	18,386	5,386
Additional Paid-In Capital	584,665	556,711
Accumulated Deficit	(731,611)	(651,158)

Total Stockholder's Deficit	(128,560)	(89,061)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,760	$4,832

The accompanying notes are an integral part of these unaudited financial statements

Microchannel Technologies Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2018	2017	2018	2017

Revenues:	$—	$—	$—	$—

Expenses:
Consulting fees	4,000	—	4,000	—
Professional fees	11,001	—	31,996	—
General and administrative expense	2,549	402	10,936	1,029
Total Operating Expenses	17,550	402	46,932	1,029

Operating Loss	(17,550)	(402)	(46,932)	(1,029)

Other Expense
Interest expense	29,920	1,764	33,521	5,235

Net Loss	$(47,470)	$(2,166)	$(80,453)	$(6,264)
				.
Basic & Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	8,634,600	53,864,600	64,816,981	53,864,600

The accompanying notes are an integral part of these unaudited financial statements

Microchannel Technologies Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2018	2017
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(80,453)	$(6,264)
Adjustments to reconcile net loss to net cash
used in operating activities:
Beneficial conversion feature	27,954	—
Changes In:
Accounts Payable	13,106	894
Accounts Payable - Related Party	5,200	—
Accrued Interest	5,235	5,235
Accrued Interest - Related Party	332	—
Net Cash Used in Operating Activities	(28,626)	(135)

CASH FLOWS FROM FINANCING
Proceeds from Advances - Related Party	600	—
Proceeds from Note Payable - Related Party	27,954	—
Net Cash Provided by Financing Activities	28,554	—

Net (Decrease) Increase in Cash	(72)	(135)
Cash at Beginning of Period	4,832	5,012

Cash at End of Period	$4,760	$4,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
130,000,000 shares of common stock were issued in exchange for a debt conversion of $13,000 due to a related party.

The accompanying notes are an integral part of these unaudited financial statements

MICROCHANNEL TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2018

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

On or about June 21, 2018, the Company reincorporated in Delaware under a Certificate of Conversion for the purpose of changing domiciles from Nevada to Delaware. Thereafter on or about July 12, 2018, the Company formed two entities for the purpose of reorganizing into a holding company structure. The Company then entered into a merger on or about July 13, 2018, to effect the reorganization whereby the Company merged into MicroChannel Corp., with MicroChannel Corp. as the survivor to the merger, succeeding to all of the Company’s assets and liabilities. Also party to the merger, indirectly, was MCTC Holdings, Inc., MicroChannel Corp.’s parent and the successor publicly traded issuer by virtue of the Company’s merger into MCTC Holdings, Inc.’s wholly owned subsidiary, MicroChannel Corp. Under the terms of the Agreement and Plan of Merger, the shareholders of the Company became the shareholders of MCTC Holdings, Inc..

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $731,611 as of May 31, 2018, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Note 4. Net Loss Per Share

During the nine months ended May 31, 2018 and May 31, 2017, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the nine months ended May 31, 2018 and May 31, 2017, the Company recorded an interest expense of $5,235, respectively, related to the note payable. Accrued interest at May 31, 2018 related to the note payable was $26,542. At May 31, 2018, the original principal balance of $70,000 on the note payable remained outstanding. The note payable was not repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Related Party

In October 2017 - February 2018, the Company incurred a related party debt in the amount of $9,000 to an entity related to the legal custodian of the Company for professional fees . As of May 31, 2018, a balance of $5,200 remained outstanding.

On November 30, 2017, the Company issued a $5,218 note payable to an entity related to the legal custodian of the Company. The note payable bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $5,218 of the principal balance on the note payable was converted to common stock. As of May 31, 2018, $0 of the principal balance remained outstanding on the note payable and $130 in accrued interest.

On March 10, 2018 the Company issued a $8,816 note payable to an entity related to the legal custodian of the Company. The note payable bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $7,782 of the principal balance on the note payable was converted to common stock. As of May 31, 2018, $1,034 of the principal balance remained outstanding and $23 in accrued interest.

On March 16, 2018, a legal custodian of the Company, funded the Company a $500 advance. The advance is non-interest bearing.

As of May 31, 2018, $500 remained outstanding ..

On March 31, 2018, the Company issued a $8,720 note payable to the legal custodian of the Company. The note payable bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. As of May 31, 2018, $8,720 of the principal balance remained outstanding and $146 in accrued interest.

On May 8, 2018, the Company issued a $5,200 note payable to the legal custodian of the Company. The note payable bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. As of May 31, 2018, $5,200 of the principal balance remained outstanding and $33 in accrued interest.

On May 16, 2018, a legal custodian of the Company, funded the Company a $100 advance. The advance is non-interest bearing.

As of May 31, 2018, $100 remained outstanding.

In connection with the above notes, the Company recognized a benefical conversion feature of $27,954, representing the intrinsic value of the conversion features at the time of issuance. This beneficial conversion feature was accreted to interest expense during the nine months ended May 31, 2018.

Note 7. Income Taxes -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at May 31, 2018 and August 31, 2017 are as follows:

	May 31, 2018	August 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$130,528	$174,156
Capitalized research and development	—	998
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	132,491	177,117

Less: valuation allowance	(132,491)	(177,117))

Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $44,626 for the nine months ended May 31, 2018. This decrease was due to the enactment of the Tax Cuts and Jobs Act on December 21, 2017, which among other things reduced the corporate tax rate. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at May 31, 2018 available to offset future federal taxable income, if any, of $594,451, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the three and nine months ended May 31, 2018 and May 31, 2017. In addition, the Company has research and development tax credit carry forwards of $1,963 at May 31, 2018, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the three and nine months ended May 31, 2018 and May 31, 2017.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the nine months ended May 31, 2018:

Income tax benefit at statutory rate	$27,957
Change in valuation allowance	(27,957)
$—

The fiscal years 2012 through 2018 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 8. Subsequent Events

On June 15, 2018, the Company issued a $7,000 note payable to an entity related to the legal custodian of the Company. The note payable bears interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share.

On or about June 21, 2018, the Company reincorporated in Delaware under a Certificate of Conversion for the purpose of changing domiciles from Nevada to Delaware. Thereafter on or about July 12, 2018, the Company formed two entities for the purpose of reorganizing into a holding company structure. The Company then entered into a merger on or about July 13, 2018, to effect the reorganization whereby the Company merged into MicroChannel Corp., with MicroChannel Corp. as the survivor to the merger, succeeding to all of the Company’s assets and liabilities. Also party to the merger, indirectly, was MCTC Holdings, Inc., MicroChannel Corp.’s parent and the successor publicly traded issuer by virtue of the Company’s merger into MCTC Holdings, Inc.’s wholly owned subsidiary, MicroChannel Corp. Under the terms of the Agreement and Plan of Merger, the shareholders of the Company became the shareholders of MCTC Holdings, Inc..

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2018, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

On or about June 27, 2018 be changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp.. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp.. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

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

Results of Operations

For the Three and Nine months Ended May 31, 2018 and May 31, 2017

The professional fees were $31,996 and $0, in the nine months ended May 31, 2018 and May 31, 2017, respectively and $11,001 and $0, for the three months ended May 31, 2018 and May 31, 2017, respectively. This was due to a increase in business operations in 2017 and 2018. General & Administrative expenses were $10,936 and $1,029, for the nine months ended May 31, 2018 and May 31, 2017, respectively and $2,549 and $402, for the three months ended May 31, 2018 and May 31, 2017, respectively.

The interest expense of $33,521 and $5,235 for the nine months ended May 31, 2018 and May 31, 2017, respectively, and $29,920 and $1,764 for the three months ended May 31, 2018 and May 31, 2017, respectively, is related to a note payable that the Company issued on January 9, 2014 in the amount of $70,000, to a shareholder of the Company and a multiple notes payable incurred from November 30, 2017 – May 31, 2018 in the amount of $27,954, to a related party, and related beneficial conversion features related to these notes.. The $70,000 note payable to a shareholder, bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable of the company were due on January 9, 2016, with a default annual rate of 10% interest after that date. The $27,954 in multiple notes payable to a related party, bear interest at an annual rate of 10%. On May 8, 2018, $13,000 of this debt was converted into shares of common stock, with $14,954 remaining as of May 31, 2018. The outstanding balance of principal and accrued interest may be prepaid on both without penalty. As of May 31, 2018, there cumulative interest due of $26,874.

Net cash used in operating activities was $28,626 for the nine months ended May 31, 2018, compared to net cash used in operating activities of $135 for the prior nine months ended May 31, 2017. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of the year ended August 31, 2017, we had an accumulated deficit of $651,158 and cash and cash equivalents of $4,832. As of the current quarter ended May 31, 2018, we had an accumulated deficit of $731,611 and cash and cash equivalents of $4,760.

In January 2014, we received funding by issuing a $70,000 note payable to a shareholder, The $70,000 note payable was due on January 9, 2016 and has not been repaid as of the date of this filing and is thus in default as of May 31, 2018.

In November 2017 – May 2018 we received funding from a $600 advance and by issuing a $27,954 in notes payable to a legal custodian of the company. On May 8, 2018, $13,000 of this debt was converted to shares of common stock, with $14,954 in notes payable still outstanding at May 31, 2018.

Other Contractual Obligations

As of the nine months ended May 31, 2018 and year ended August 31, 2017, we do not have any contractual obligations other than the $70,000 note payable to a shareholder and $14,954 in notes payable to a legal custodian of the company, related accrued interest on both notes and $600 in non-interest bearing advances. The $70,000 note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry McHenry, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, Garry McHenry, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2018, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Change of Domicile and Reorganization into a Holding Company Structure

On or about June 21, 2018, we changed domiciles from the State of Nevada to the State of Delaware. Thereafter, on or about July 12, 2018 two corporations were incorporated in the State of Delaware for the purpose of effecting a reorganization in to a holding company structure pursuant to the Delaware Holding Company Statute, Delaware General Corporation Law (“DCGL”) Section 251(g). MicroChannel Technologies Corporation incorporated MCTC Holdings, Corp. as a wholly owned subsidiary; and MCTC Holdings, Corp. incorporated MicroChannel Corp. as its wholly owned subsidiary. The certificates of incorporation and bylaws of the two subsidiaries are identical to the certificate of incorporation and bylaws of MicroChannel Technologies Corporation except for the permitted differences allowed under DGCL 251(g). Following the incorporation of these two subsidiaries, the boards of directors of the three entities voted in favor of a merger by and between MicroChannel Technologies Corporation and MicroChannel Corp. pursuant to which MicroChannel Technologies Corporation would be merged into MicroChannel Corp., with MicroChannel Corp. surviving the merger and MicroChannel Technologies Corporation being merged out of existence; its separate corporate existence ceasing. The Agreement and Plan of Merger was approved by each of the constituents’ boards of directors and the Certificate of Merger was filed with the Secretary of State of the State of Delaware on or about July 13, 2018. No shareholder vote was required. Under the terms of the merger, all of the assets and liabilities of MicroChannel Technologies Corporation became the assets and liabilities of MicroChannel Corp. and the shareholders of MicroChannel Technologies Corporation became the shareholders of MCTC Holdings, Inc. Following the merger, two corporations survived with MCTC Holdings Corp. becoming the successor publicly traded issuer having MicroChannel Corp. as its sole wholly owned subsidiary.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1* 2.2*	Agreement and Plan of Merger Certificate of Merger
3.1*	Certificate of Incorporation of MicroChannel Technologies Corporation

3.2* 21.1* 21.2* 21.3* 21.4*

By Laws of MicroChannel Technologies Corporation

Certificate of Incorporation of MCTC Holdings, Inc.

Bylaws of MCTC Corporation

Certificate of Incroporation of MicroChannel Corp.

Bylaws of MicroChannel Corp.

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(2) Incorporated by reference to the exhibits filed as part of the report on Form SB-2 filed by MicroChannel Technologies Corporation on October 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MicroChannel Technologies Corporation
(Registrant)

July 20, 2018	By:	/s/ Garry McHenry
Garry McHenry
President, Chief Executive Officer,
Chief Financial Officer, and Director

