Form 10-K
period 2018-08-31
MICROCHANNEL TECHNOLOGIES CORP
filed 2018-11-29
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-146404

MCTC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1919 NW 19th Street, Suite 302

Fort Lauderdale, FL	33311
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer		Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on November 29, 2018 was $367,729.

As of November 29, 2018, there were 183,864,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

MCTC HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2018

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the year ended August 31, 2018 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this Form 10-K only, “we,” “us,” “our,” “Company,” “our Company,” and “MCTC” refer to MCTC Holdings, Inc.

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

On or about June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp.. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp.. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Employees

As of August 31, 2018, we did not have any employees.

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

The following table sets forth the high and low bid prices for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2018
First Quarter 2015 (September 1 – November 30, 2017)	$0.002	$0.001
Second Quarter 2015 (December 1, 2017 – February 28, 2018)	$0.002	$0.001
Third Quarter 2015 (March 1 – May 31, 2018)	$0.002	$0.001
Fourth Quarter 2015 (June 1 – August 31, 2018)	$0.002	$0.001

Fiscal Year Ended August 31, 2017
First Quarter 2016 (September 1 – November 30, 2016)	$0.002	$0.002
Second Quarter 2016 (December 1, 2016 – February 28, 2017)	$0.002	$0.002
Third Quarter 2016 (March 1 – May 31, 2017)	$0.002	$0.002
Fourth Quarter 2016 (June 1 – August 31, 2018)	$0.002	$0.002

On November 29, 2018, the closing price of our common stock was $0.001 per share.

The Company has 10,000,000 shares of Preferred Stock Authorized, with 0 Issued and Outstanding and 290,000,000 shares of Common Stock Authorized, with 183,864,600 Issued and Outstanding as of the year ended August 31, 2018 and as of the date of this filing, November 29, 2018.

There were approximately 39 stockholders of record of our common stock as of November 29, 2018.

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

On or about June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp.. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp.. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Results of Operations

Years Ended August 31, 2018 and August 31, 2017

The professional fees were $34,711 and $0, in the years ended August 31, 2018 and August 31, 2017, respectively. This was due to an increase in business operations in 2018. General & Administrative expenses were $11,533 and $1,431, for the years ended August 31, 2018 and August 30, 2017, respectively.

The interest expense of $35,810 and $6,999 for the years ended August 31, 2018 and August 31, 2017, respectively, are related to a note payable that the Company issued on January 9, 2014 in the amount of $70,000, to a shareholder of the Company and a multiple notes payable incurred from November 30, 2017 – August 31, 2018 in the amount of $35,554, to a related party, and related beneficial conversion features related to these notes.. The $70,000 note payable to a shareholder, bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable of the company were due on January 9, 2016, with a default annual rate of 10% interest after that date. As of August 31, 2018, $70,000 of the principal balance remained outstanding on the note payable to the shareholder. The $35,554 in multiple notes payable to a related party, bear interest at an annual rate of 10%. On May 8, 2018, $13,000 of this debt was converted into shares of common stock, with $22,554 remaining as of August 31, 2018. The outstanding balance of principal and accrued interest may be prepaid on both without penalty. As of August 31, 2018, $22,554 of the principal balance remained outstanding on the note payable to the related party. As of August 31, 2018, there was a cumulative interest due of $28,306.

Net cash used in operating activities was $35,734 for the year ended August 31, 2018, compared to net cash used in operating activities of $180 for the previous year ended August 31, 2017. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of the year ended August 31, 2018, we had an accumulated deficit of $738,004 and cash and cash equivalents of $4,652. In the year ended August 31, 2017, we had an accumulated deficit of $651,158 and cash and cash equivalents of $4,832.

In January 2014, we received funding by issuing a $70,000 note payable to a shareholder, The $70,000 note payable was due on January 9, 2016 and has not been repaid as of the date of this filing and is thus in default as of August 31, 2018.

In November 2017 – August 2018 we received funding from issuing $35,554 in notes payable to a legal custodian of the company. On May 8, 2018, $13,000 of this debt was converted to shares of common stock, with $22,554 in notes payable still outstanding at August 31, 2018.

Other Contractual Obligations

As of the year ended August 31, 2018, we do not have any contractual obligations other than the $70,000 note payable to a shareholder and $22,554 in notes payable to a legal custodian of the company and related accrued interest on those notes The $70,000 note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

ITEM 8. FINANCIAL STATEMENTS

Boyle CPA, LLC

Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of MCTC Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MCTC Holdings, Inc. (the “Company”) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended August 31 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s continuing net losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Bayville, New Jersey

November 27, 2018

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

MCTC Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2018	2017
ASSETS
Current Assets:
Cash	$4,652	$4,832
Total Current Assets	4,652	4,832

TOTAL ASSETS	$4,652	$4,832

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$11,688	$2,586
Accounts Payable - Related Party	6,200	—
Accrued Interest	28,306	21,307
Accrued Interest - Related Party	857	—
Notes Payable - Related Party	22,554	—
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	139,605	93,893

Total Liabilities	139,605	93,893

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at August 31, 2018 and August 31, 2017	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 183,864,600 shares Issued and
Outstanding at August 31, 2018 and 53,864,600 shares Issued and
Outstanding at August 31, 2017	18,386	5,386
Additional Paid-In Capital	584,665	556,711
Accumulated Deficit	(738,004)	(651,158)

Total Stockholder's Deficit	(134,953)	(89,061)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,652	$4,832

The accompanying notes are an integral part of these audited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,
	2018	2017

Revenues:	$—	$—

Expenses:
Advertising fees	792	—
Consulting fees	4,000	—
Professional fees	34,711	—
General and administrative expense	11,533	1,431
Total Operating Expenses	51,036	1,431

Operating Loss	(51,036)	(1,431)

Other Expense
Interest expense	35,810	6,999

Net Loss	(86,846)	$(8,430)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	112,592,670	53,864,600

The accompanying notes are an integral part of these audited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance as of August 31, 2016	53,864,600	$5,386	$556,711	$(642,728)	$(80,631)

Net Loss	—	—	—	(8,430)	(8,430)

Balance as of August 31, 2017	53,864,600	$5,386	$556,711	$(651,158)	$(89,061)

Stock Issuance from Debt Conversion	130,000,000	13,000	—	—	13,000

Beneficial Conversion Feature	—	—	27,954	—	27,954

Net Loss	—	—	—	(86,846)	(86,846)

Balance as of August 31, 2018	183,864,600	$—	$584,665	$(738,004)	$(134,953)

The accompanying notes are an integral part of these audited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	August 31,
	2018	2017
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(86,846)	$(8,430)
Adjustments to reconcile net loss to net cash
used in operating activities:
Beneficial Conversion Feature	27,954	—
Changes In:
Accounts Payable	9,102	1,251
Accounts Payable - Related Party	6,200	—
Accrued Interest	6,999	6,999
Accrued Interest - Related Party	857	—
Net Cash Used in Operating Activities	(35,734)	(180)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable - Related Party	35,554	—
Net Cash Provided by Financing Activities	35,554	—

Net (Decrease) Increase in Cash	(180)	(180)
Cash at Beginning of Period	4,832	5,012

Cash at End of Period	$4,652	$4,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
130,000,000 shares of common stock were issued in exchange for a
debt conversion of $13,000 due to a related party	$13,000	$—

The accompanying notes are an integral part of these audited consolidated financial statements

MCTC HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2018

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

On or about June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp.. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp.. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

The Company is not currently engaged in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $738,004 as of August 31, 2018, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of August 31, 2018 and 2017, the Company has not recorded any unrecognized tax benefits. See Note 6. Income Taxes.

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

Note 4. Net Loss Per Share

During the years ended August 31, 2018 and 2017, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the years ended August 31, 2018 and August 31, 2017, the Company recorded an interest expense of $6,999, respectively, related to the note payable. As of August 31, 2018, the original principal balance of $70,000 on the note payable remained outstanding, with accrued interest of $28,306. The note payable was not repaid on January 9, 2016 and is thus in default as of the date of this filing.

 Note 6. Related Party

In October 2017 – August 31, 2018, the Company incurred a related party debt in the amount of $10,000 to an entity related to the legal custodian of the Company for professional fees . As of August 31, 2018, a balance of $6,200 remained outstanding.

In November 30, 2017 – August 31, 2018, the Company issued a $35,554 in multiple notes payable to an entity related to the legal custodian of the Company. The notes payable bear interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $13,000 of the principal balance on notes payable were converted to common stock. As of August 31, 2018, $22,554 of the principal balance remained outstanding on the note payable and $857.

In March 2018 and May 2018, a legal custodian of the Company, funded the Company a $600 in advances. On August 31, 2018, this amount was reclassified as a note payable, that bears interest at an annual rate of 10% and is payable upon demand. As of August 31, 2018. $600 of the principal balance remained outstanding on the note payable and $0 in accrued interest.

In connection with the above notes, the Company recognized a beneficial conversion feature of $27,954, representing the intrinsic value of the conversion features at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended August 31, 2018.

Note 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2018 and 2017 are as follows:

	Year Ended
	August 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$131,871	$174,156
Capitalized research and development	—	998
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	133,834	177,117

Less: valuation allowance	(133,834)	(177,117)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $43,283 and $2,867 for the years ended August 31, 2018 and 2017. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2018 available to offset future federal taxable income, if any, of $600,844, which will fully expire by the fiscal year ended August 31, 2038.  Accordingly, there is no current tax expense for the years ended August 31, 2018 and 2017. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2018, which are available to offset federal income taxes and fully expire by August 31, 2038.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2018 and 2017.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2018 and 2017:

	Year Ended
	August 31,
	2018	2017

Income tax benefit at statutory rate	$30,131	$2,867
Change in valuation allowance	(30,131)	(2,867)
	$—	$—

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

Note 7. Common Stock

There were 53,864,600 shares of Common Stock issued and outstanding as of August 31, 2017. On May 8, 2018, 13,000 of the principal balance on notes payable to a related party were converted into common stock and 130,000,000 shares of common stock were issued. As of August 31, 2018, there were 183,864,600 shares of Common Stock issued and outstanding.

Note 8. Subsequent Events

In September 2018, the Company issued a $10,355 in additional notes payable to an entity related to the legal custodian of the Company. The notes payable bear interest at an annual rate of 10% and are payable on demand.

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

Our Chief Executive Officer, Garry McHenry, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report August 31, 2018 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of August 31, 2018, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K on November --, 2018 for the year ended August 31, 2018 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Boyle CPA, LLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Boyle CPA, LLC expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last (fourth) fiscal quarter as covered by this report on August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of the Balance Sheet, August 31, 2018:

Name	Age	Position With Company	Director Since
Garry McHenry	60	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	October 13, 2017

Garry McHenry. McHenry, age 60, started his career in the Telecommunications field in 1991 with Protel, a leading manufacturer of public payphones, where he helped develop one of the first fixed wireless public payphones. He has also served as Manager of Engineering of Wireless Payphones with Technology Service Group (which was one of the leading suppliers to Bell South), as Manager of South-Eastern Sales with U.S. Long Distance, LCI and Qwest Communications, and as Manager of International Sales for American International Telephone where he was responsible for the Nortel switching equipment line of products. He is currently President and sole Director of Digital Utilities, Inc. and a Manager at Matthews International in Ft. Lauderdale, FL. Mr. McHenry is a graduate of the Rochester Institute of Technology.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal years ended August 31, 2018 and 2016, there were no meetings of the Board of Directors. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2018 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2018 and 2017:

Name and Principal Position	Year Ended August 31,	Salary ($)	Total ($)
Garry McHenry	2018	0	0
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

David Gamache	2017	0	0
Chief Executive Officer, Chief Financial Officer President,Secretary, Treasurer and Director

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We do not have an employee stock option plan or other benefit plans. Therefore, at August 31, 2018, there were no equity awards outstanding for the Named Executive Officers.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees. Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of MCTC Holdings Inc.’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

In the years ended August 31, 2018 and 2017, we paid $0 per month, respectively to non-employee directors for their services as directors. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2018 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Jatinder Bhogal 1962 Knox Road Vancouver, BC V6T 1S6	Stockholder	23,000,000	13.0%

Lauderdale Holdings LLC	Chief Executive Officer,
Garry McHenry, Managing Member 1919 NW 19th Street, Suite 302	Chief Financial Officer,
Fort Lauderdale, FL 33311	President, Secretary, Treasurer and Director	130,000,000	71.0%

All Directors and Officers as a Group (1 person)		130,000,000	71.0%

(1)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 183,864,600 shares of common stock issued and outstanding on a fully diluted basis as of November 29, 2018. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of November 29, 2018 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Payments Upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of our executive officers or directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2018, we do not have an incentive stock option plan and have not granted any warrants or other rights to employees, directors or consultants.

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

Transactions with Related Persons

Since the beginning of the fiscal years ended August 31, 2018 and 2017, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Boyle CPA, LLC served as our independent registered public accounting firm to audit our financial statements for the fiscal years ended August 31, 2018 and August 31, 2017. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Boyle CPA, LLC, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Boyle CPA during the years ended August 31, 2018 and August 31, 2017.

	Year Ended August 31,
	2018	2017
Audit fees	$7,500	$0
Tax fees	0	0
Total fees	$7,500	$0

Audit Fees

Audit fees for the years ended August 31, 2018 and 2017 consist of the aggregate fees billed by Boyle CPA for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2018 and 2017.

Audit-Related Fees

There were $7,500 audit-related fees billed by Boyle CPA in the year ended August 31, 2018 and $0 for the year ended August 31, 2017.

Tax Fees

Tax fees for the years ended August 31, 2018 and 2017 consist of the aggregate fees billed by Boyle CPA for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Boyle CPA for the years ended August 31, 2018 and 2017.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.  Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of August 31, 2018 and 2017
•	Consolidated Statement of Operations for the Years Ended August 31, 2018 and 2017
•	Consolidated Statement of Stockholders’ Deficit) for the Years Ended August 31, 2018 and 2017
•	Consolidated Statement of Cash Flows for the Years Ended August 31, 2018 and 2017
•	Notes to Consolidated Financial Statements

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

MCTC Holdings, Inc.
(Registrant)

November 29, 2018	By	/s/ Garry McHenry
Garry McHenry
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Garry McHenry	Chief Executive Officer, Chief	November 29, 2018
Garry McHenry	Financial Officer, Director (Principal Executive Officer and,
Principal Financial Officer)

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1* 2.2*	Agreement and Plan of Merger Certificate of Merger
3.1*	Certificate of Incorporation of MicroChannel Technologies Corporation

3.2* 21.1* 21.2* 21.3* 21.4*	By Laws of MicroChannel Technologies Corporation

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

