Form 10-Q
period 2018-11-30
MICROCHANNEL TECHNOLOGIES CORP
filed 2019-01-11
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-146404

MCTC HOLDINGS, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,864,600 shares of common stock, par value $0.0001, were outstanding on January 11, 2018.

MCTC HOLDINGS, INC.

FORM 10-Q

For the Period Ended November 30, 2018

PART I — FINANCIAL INFORMATION

MCTC Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,677	$4,652
Total Current Assets	4,677	4,652

TOTAL ASSETS	$4,677	$4,652

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$10,618	$11,688
Accounts Payable - Related Party	6,700	6,200
Accrued Interest	30,051	28,306
Accrued Interest - Related Party	1,634	857
Notes Payable - Related Party	37,910	22,554
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	156,913	139,605

Total Liabilities	156,913	139,605

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at November 30, 2018 and August 31, 2018	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 183,864,600 shares Issued and
Outstanding at November 30, 2018 and August 31, 2018	18,386	18,386
Additional Paid-In Capital	584,665	584,665
Accumulated Deficit	(755,287)	(738,004)

Total Stockholder's Deficit	(152,236)	(134,953)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,677	$4,652

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	November 30,
	2018	2017

Revenues:	$—	$—

Expenses:
Professional fees	12,500	16,564
General and administrative expense	2,261	7,640
Total Operating Expenses	14,761	24,204

Operating Loss	(14,761)	(24,204)

Other Expense
Interest expense	2,522	1,745

Net Loss	(17,283)	$(25,949)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	183,864,600	53,864,600

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(17,283)	(25,949)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	(1,070)	10,941
Accounts Payable - Related Party	500	8,000
Accrued Interest	1,745	1,745
Accrued Interest - Related Party	777	—
Net Cash Used in Operating Activities	(15,331)	(5,263)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable - Related Party	15,356	5,218
Net Cash Provided by Financing Activities	15,356	5,218

Net (Decrease) Increase in Cash	25	(45)
Cash at Beginning of Period	4,652	4,832

Cash at End of Period	4,677	4,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited consolidated financial statements

 s

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $755,287 as of November 30, 2018, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with U.S. GAAP and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended August 31, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended August 31, 2018 and 2017, the Company has not recorded any unrecognized tax benefits.

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

Note 4. Net Loss Per Share

During the nine months ended November 30, 2018 and November 30, 2017, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the three months ended November 30, 2018, the Company recorded an interest expense of $1,745 related to the note payable. As of November 30, 2018, the original principal balance of $70,000 on the note payable remained outstanding, with accrued interest of $30,051. The note payable was not repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Related Party

In October 2017 – November 30, 2018, the Company incurred a related party debt in the amount of $15,000 to an entity related to the legal custodian of the Company for professional fees . As of November 30, 2018, a balance of $6,700 remained outstanding.

In November 30, 2017 – November 30, 2018, the Company issued a $34,954 in multiple notes payable to an entity related to the legal custodian of the Company for funds loaned. The notes payable bear interest at an annual rate of 10% and are convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $13,000 of the principal balance on notes payable was converted to common stock. As of November 30, 2018, $21,954 of the principal balance remained outstanding on the notes payable and $1,404 in accrued interest.

In August 2018 – November 2018, the Company issued $15,956 in multiple notes payable to a legal custodian of the Company for funds loaned. The notes bear interest at an annual rate of 10% and are payable upon demand. As of November 30, 2018, $15,956 of the principal balance remained outstanding on the notes payable and $230 in accrued interest.

Note 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at November 30, 2018 and August 31, 2018 are as follows:

	November 30, 2018	August 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$135,500	$131,871
Capitalized research and development	-------	—
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	137,643	133,834

Less: valuation allowance	(137,643)	(133,834)

Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $3,629 for the three months ended November 30, 2018. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at November 30, 2018 available to offset future federal taxable income, if any, of $618,127, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the three ended November 30, 2018 and November 30, 2017. In addition, the Company has research and development tax credit carry forwards of $1,963 at November 30, 2018, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the three ended November 30, 2018 and November 30, 2017.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% and 34%, respectively for the three months ended November 30, 2018 and 2017:

	November 30,
	2018	2017
Income tax benefit at statutory rate	$3,629	8,823
Change in valuation allowance	(3,629)	(8,823)
	$—	—

The fiscal years 2012 through 2018 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 8. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2018, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “MCTC” refer to “MCTC Holdings, Inc.”.

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

Description of Business

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

Employees

As of November 30, 2018, we did not have any employees.

Results of Operations

For the Three months Ended November 30, 2018 and November 30, 2017

The professional fees were $12,500 and $16,564 for the three months ended November 30, 2018 and November 30, 2017, respectively. This was due to an increase in business operations in 2017 . General & Administrative expenses were $2,261 and $7,640, for the three months ended November 30, 2018 and November 30, 2017, respectively.

The interest expense of $2,522 and $1,745 for the three months ended November 30, 2018 and November 30, 2017, respectively, is related to a note payable that the Company issued on January 9, 2014 in the amount of $70,000, to a shareholder of the Company and a multiple notes payable incurred from November 30, 2017 – November 30, 2018 in the amount of $50,910, to related parties. The $70,000 note payable to a shareholder, bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable of the company were due on January 9, 2016, with a default annual rate of 10% interest after that date. As of November 30, 2018, there cumulative interest due of $30,051 related to this note. The $37,910 in multiple notes payable to a related parties, bear interest at an annual rate of 10%. On May 8, 2018, $13,000 of this debt was converted into shares of common stock, with $37,910 remaining as of November 30, 2018. The outstanding balance of principal and accrued interest may be prepaid on both without penalty. As of November 30, 2018, there cumulative interest due of $1,634 related to these notes.

Net cash used in operating activities was $15,331 for the three months ended November 30, 2018, compared to net cash used in operating activities of $5,263 for the prior three months ended November 30, 2017. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of the year ended August 31, 2018, we had an accumulated deficit of $738,004 and cash and cash equivalents of $4,652. As of the current quarter ended November 30, 2018, we had an accumulated deficit of $755,287 and cash and cash equivalents of $4,677.

In January 2014, we received funding by issuing a $70,000 note payable to a shareholder. The $70,000 note payable was due on January 9, 2016 and has not been repaid as of the date of this filing and is thus in default as of November 30, 2018. As of November 30, 2018, $70,000 remained outstanding.

In October 2017 – November 30, 2018, the Company incurred a related party debt in the amount of $15,000 to an entity related to the legal custodian of the Company for professional fees. As of November 30, 2018, a balance of $6,700 remained outstanding.

In November 2017 – November 2018 we received funding from issuing $34,954 in notes payable to an entity related to the legal custodian of the Company. On May 8, 2018, $13,000 of this debt was converted to shares of common stock. In connection with the above notes, the Company recognized a beneficial conversion feature of $27,954, representing the intrinsic value of the conversion features at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended August 31, 2018. As of November 30, 2018, $21,954 remained outstanding.

In August 2018 – November 2018, we received funding from issuing $15,956 in notes payable to a legal custodian of the Company. As of November 30, 2018, $15,956 remained outstanding.

Other Contractual Obligations

As of the three months ended November 30, 2018, we do not have any contractual obligations other than the $70,000 note payable to a shareholder and $37,910 in notes payable to related parties, a legal custodian of the company and an entity related to the legal custodian of the Company, with related accrued interest on the notes. The $70,000 note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry McHenry, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, Garry McHenry, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2018, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1(1) 2.2(1)	Agreement and Plan of Merger Certificate of Merger
3.1(1)	Certificate of Incorporation of MicroChannel Technologies Corporation

3.2(1) 21.1(1) 21.2(1) 21.3(1) 21.4(1)

By Laws of MicroChannel Technologies Corporation

Certificate of Incorporation of MCTC Holdings, Inc.

Bylaws of MCTC Corporation

Certificate of Incroporation of MicroChannel Corp.

Bylaws of MicroChannel Corp.

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350,As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(1)	Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by MCTC Holdings, Inc. on November 29, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCTC Holdings, Inc.
(Registrant)

January 11, 2019	By:	/s/ Garry McHenry
Garry McHenry
President, Chief Executive Officer,
Chief Financial Officer, and Director

