Form 10-Q
period 2019-02-28
MCTC Holdings, Inc.
filed 2019-04-02
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2019

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

Emerging growth company ¨

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ¨

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,864,600 shares of common stock, par value $0.0001, were outstanding on April 2, 2019.

MCTC HOLDINGS, INC.

FORM 10-Q

For the Period Ended February 28, 2019

PART I — FINANCIAL INFORMATION

MCTC Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,632	$4,652
Total Current Assets	4,632	4,652

TOTAL ASSETS	$4,632	$4,652

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$14,756	$11,688
Accounts Payable - Related Party	7,200	6,200
Accrued Interest	31,777	28,306
Accrued Interest - Related Party	2,568	857
Notes Payable - Related Party	37,910	22,554
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	164,211	139,605

Total Liabilities	164,211	139,605

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at February 28, 2019 and August 31, 2018	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 183,864,600 shares Issued and
Outstanding at February 28, 2019 and August 31, 2018	18,386	18,386
Additional Paid-In Capital	584,665	584,665
Accumulated Deficit	(762,630)	(738,004)

Total Stockholder's Deficit	(159,579)	(134,953)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,632	$4,652

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Revenues:	$—	$—	$—	$—

Expenses:
Professional fees	2,354	4,431	14,854	20,995
General and administrative expense	2,328	747	4,589	8,387
Total Operating Expenses	4,682	5,178	19,443	29,382

Operating Loss	(4,682)	(5,178)	(19,443)	(29,382)

Other Expense
Interest expense	2,661	1,856	5,183	3,601

Net Loss	(7,343)	$(7,034)	$(24,626)	$(32,983)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	183,864,600	53,864,600	183,864,600	53,864,600

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	February 28,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(24,626)	(32,983)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	3,068	15,574
Accounts Payable - Related Party	1,000	8,500
Accrued Interest	3,471	3,471
Accrued Interest - Related Party	1,711	130
Net Cash Used in Operating Activities	(15,376)	(5,308)

CASH FLOWS FROM FINANCING
Proceeds from Note Payable - Related Party	15,356	5,218
Net Cash Provided by Financing Activities	15,356	5,218

Net (Decrease) Increase in Cash	(20)	(90)
Cash at Beginning of Period	4,652	4,832

Cash at End of Period	4,632	4,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $762,630 as of February 28, 2019, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of the previous years ended August 31, 2019 and 2018, the Company has not recorded any unrecognized tax benefits.

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

Note 4. Net Loss Per Share

During the nine months ended February 28, 2019 and February 28, 2018, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the six months ended February 28, 2019, the Company recorded an interest expense of $1,745 related to the note payable. As of February 28, 2019, the original principal balance of $70,000 on the note payable remained outstanding, with accrued interest of $31,777. The note payable was not repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Related Party

In October 2017 – February 28, 2019, the Company incurred a related party debt in the amount of $11,000 to an entity related to the legal custodian of the Company for professional fees . The debt is non-interest bearing. As of February 28, 2019, a balance of $7,200 remained outstanding.

In February 28, 2018 – February 28, 2019, the Company issued a $34,954 in multiple notes payable to an entity related to the legal custodian of the Company for funds loaned. The notes payable bear interest at an annual rate of 10% and are convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $13,000 of the principal balance on notes payable was converted to common stock. As of February 28, 2019, $21,954 of the principal balance remained outstanding on the notes payable and $1,945 in accrued interest.

In August 2018 – November 2018, the Company issued $15,956 in multiple notes payable to a legal custodian of the Company for funds loaned. The notes bear interest at an annual rate of 10% and are payable upon demand. As of February 28, 2019, $15,956 of the principal balance remained outstanding on the notes payable and $623 in accrued interest.

Note 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at February 28, 2019 and August 31, 2018 are as follows:

	February 28, 2019	August 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$137,042	$131,871
Capitalized research and development	—	—
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	139,005	133,834

Less: valuation allowance	(139,005)	(133,834)

Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $5,171 for the six months ended February 28, 2019. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at February 28, 2019 available to offset future federal taxable income, if any, of $652,581, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the three ended February 28, 2019 and February 28, 2018. In addition, the Company has research and development tax credit carry forwards of $1,963 at February 28, 2019, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the three ended February 28, 2019 and February 28, 2018.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% and 34%, respectively for the six months ended February 28, 2019 and 2018:

	February 28,
	2019	2018
Income tax benefit at statutory rate	$5,171	1,394
Change in valuation allowance	(5,171)	(1,394)
	$—	$—

The fiscal years 2012 through 2018 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 8. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended February 28, 2019, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Employees

As of February 28, 2019, we did not have any employees.

Results of Operations

For the Six months Ended February 28, 2019 and February 28, 2018

The Professional fees decreased by $6,141, from $20,995 for the six months ended February 28, 2018, to $14,854 for the six months ended February 28, 2019. General & Administrative expenses decreased by $3,798, from $8,387 for the six months ended February 28, 2018, to $4,589 for the six months ended February 28, 2019. This was due to a decrease in business operations in 2019.

The interest expense was $3,601 and $5,183 for the six months ended February 28, 2018 and February 28, 2019, respectively, is related to a note payable that the Company issued on January 9, 2014 in the amount of $70,000, to a shareholder of the Company and a multiple notes payable incurred from February 28, 2018 – February 28, 2019 in the amount of $50,910, to related parties. On May 8, 2018, $13,000 of the debt due to Related Parties was converted into shares of common stock, with $37,910 remaining as of February 28, 2019. The $37,910 in multiple notes payable to a related parties, bear interest at an annual rate of 10%. The outstanding balance of principal and accrued interest may be prepaid on both without penalty. As of February 28, 2019, there cumulative interest due of $2,568 related to these notes. The $70,000 note payable to a shareholder, bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable of the company were due on January 9, 2016, with a default annual rate of 10% interest after that date. As of February 28, 2019, there cumulative interest due of $31,777 related to this note.

Net cash used in operating activities was $15,376 for the six months ended February 28, 2019, compared to net cash used in operating activities of $5,308 for the prior six months ended February 28, 2018. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of the year ended August 31, 2018, we had an accumulated deficit of $738,004 and cash and cash equivalents of $4,652. As of the current quarter ended February 28, 2019, we had an accumulated deficit of $762,630 and cash and cash equivalents of $4,632.

In January 2014, we received funding by issuing a $70,000 note payable to a shareholder. The $70,000 note payable was due on January 9, 2016 and has not been repaid as of the date of this filing and is thus in default as of February 28, 2019. As of February 28, 2019, $70,000 remained outstanding.

In October 2017 – February 28, 2019, the Company incurred a related party debt in the amount of $11,000 to an entity related to the legal custodian of the Company for professional fees. As of February 28, 2019, a balance of $7,200 remained outstanding.

In November 2017 – November 2018 we received funding from issuing $34,954 in notes payable to an entity related to the legal custodian of the Company. On May 8, 2018, $13,000 of this debt was converted to shares of common stock. In connection with the above notes, the Company recognized a beneficial conversion feature of $27,954, representing the intrinsic value of the conversion features at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended August 31, 2018. As of February 28, 2019, $21,954 remained outstanding.

In August 2018 – November 2018, we received funding from issuing $15,956 in notes payable to a legal custodian of the Company. As of February 28, 2019, $15,956 remained outstanding.

 Other Contractual Obligations

As of the six months ended February 28, 2019, we do not have any contractual obligations other than the $70,000 note payable to a shareholder and $37,910 in notes payable to related parties, a legal custodian of the company and an entity related to the legal custodian of the Company, with related accrued interest on the notes. The $70,000 note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry McHenry, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, Garry McHenry, our Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2019, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MCTC Holdings, Inc.
(Registrant)

April 2, 2019	By:	/s/ Garry McHenry
Garry McHenry
President, Chief Executive Officer,
Chief Financial Officer, and Director

