Form 10-Q
period 2019-05-31
MCTC Holdings, Inc.
filed 2019-07-02
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-146404

MCTC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Suite 320

Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,864,600 shares of common stock, par value $0.0001, were outstanding on July 2, 2019.

1

MCTC HOLDINGS, INC.

FORM 10-Q

For the Period Ended May 31, 2019

PART I — FINANCIAL INFORMATION

MCTC Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$4,652
Total Current Assets	-	4,652

TOTAL ASSETS	$-	$4,652

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$-	$11,688
Accounts Payable - Related Party	-	6,200
Accrued Interest	33,541	28,306
Accrued Interest - Related Party	3,449	857
Notes Payable - Related Party	51,058	22,554
Note Payable to Shareholder	70,000	70,000

Total Current Liabilities	158,048	139,605

Total Liabilities	158,048	139,605

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at May 31, 2019 and August 31, 2018	-	-
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 183,864,600 shares Issued and
Outstanding at May 31, 2019 and August 31, 2018	18,386	18,386
Additional Paid-In Capital	584,665	584,665
Accumulated Deficit	(761,099)	(738,004)

Total Stockholder's Deficit	(158,048)	(134,953)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$4,652

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCTC Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2019	2018	2019	2018

Revenues:	$-	$-	$-	$-

Expenses:
Consulting services	-	4,000	-	4,000
Professional fees	500	11,001	15,354	31,996
General and administrative expense	5,325	2,549	9,914	10,936
Total Operating Expenses	5,825	17,550	25,268	46,932

Operating Loss	(5,825)	(17,550)	(25,268)	(46,932)

Other Income (Expense)
Interest expense	(2,644)	(29,920)	(7,827)	(33,521)
Gain on Debt Cancellation	10,000	-	10,000	-
Total Other Income (Expense)	7,356	(29,920)	2,173	(33,521)

Net Income (Loss)	$1,531	$(47,470)	$(23,095)	$(80,453)

Basic & Diluted Loss per Common Share	$0.00	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	183,864,600	8,634,600	183,864,600	64,816,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCTC Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	May 31,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(23,095)	$(80,453)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefical conversion feature	-	27,954
Changes In:
Accounts Payable	(11,688)	13,106
Accounts Payable - Related Party	(6,200)	5,200
Accrued Interest	5,235	5,235
Accrued Interest - Related Party	2,592	332
Net Cash Used in Operating Activities	(33,156)	(28,626)

CASH FLOWS FROM FINANCING
Proceeds from Advances	-	600
Proceeds from Note Payable - Related Party	28,504	27,954
Net Cash Provided by Financing Activities	28,504	28,554

Net (Decrease) Increase in Cash	(4,652)	(72)
Cash at Beginning of Period	4,652	4,832

Cash at End of Period	-	4,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on Debt Cancellation	$10,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

Note 1. Organization and Description of Business

MicroChannel Technologies Corporation (the “Company”) was formed as a wholly-owned subsidiary of New Energy Technologies, Inc. (“New Energy”). New Energy spun off its issued and outstanding shares to New Energy’s shareholders on December 18, 2007. The Company was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to MicroChannel Techonolgies Corporation, on April 4, 2005.

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

After the current quarter in this report ended, on June 7, 2019, there was a change of control for MCTC Holdings Inc. in which the subsidiary Microchannel Corp. was spun out to the prior shareholders and is no longer part of MCTC Holdings, Inc.

The Company is not currently engaged in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Note 2. Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $761,099 as of May 31, 2019, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it continues to identify and develop new commercial opportunities. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

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

Note 4. Net Loss Per Share

During the nine months ended May 31, 2019 and May 31, 2018, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

Note 5. Note Payable to Shareholder

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the nine months ended May 31, 2019, the Company recorded an interest expense of $5,235 related to the note payable. As of May 31, 2019, the original principal balance of $70,000 on the note payable remained outstanding, with accrued interest of $33,541. The note payable was not repaid on January 9, 2016 and is thus in default as of the date of this filing.

Note 6. Related Party

In October 2017 – May 31, 2019, the Company incurred a related party debt in the amount of $11,000 to an entity related to the legal custodian of the Company for professional fees. The debt was non-interest bearing. As of May 31, 2019, a legal custodian of the Company paid this expense directly and $0 is owed.

In May 31, 2018 – May 31, 2019, the Company issued a $39,399 in multiple notes payable to an entity related to the legal custodian of the Company for funds loaned. The notes payable bear interest at an annual rate of 10% and are convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $13,000 of the principal balance on notes payable was converted to common stock. As of May 31, 2019, $26,399 of the principal balance remained outstanding on the notes payable and $2,550 in accrued interest.

In August 2018 – May 31, 2019, the Company issued $29,649 in multiple notes payable to a legal custodian of the Company for funds loaned. The notes bear interest at an annual rate of 10% and are payable upon demand. On May 31, 2019 a legal expense of the Company was cancelled, along with the corresponding note payable of $5,000 due to related parties, as the funds were not required. As of May 31, 2019, $24,649 of the principal balance remained outstanding on the notes payable and $899 in accrued interest.

Note7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at May 31, 2019 and August 31, 2018 are as follows:

	May 31, 2019	August 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$136,721	$131,871
Capitalized research and development	-------	-
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	138,684	133,834

Less: valuation allowance	(138,684)	(133,834)

Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $4,850 for the nine months ended May 31, 2019. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at May 31, 2019 available to offset future federal taxable income, if any, of $651,050, which will fully expire by the fiscal year ended August 31, 2035.  Accordingly, there is no current tax expense for the nine months ended May 31, 2019 and May 31, 2018. In addition, the Company has research and development tax credit carry forwards of $1,963 at May 31, 2019, which are available to offset federal income taxes and fully expire by August 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the nine months ended May 31, 2019 and May 31, 2018.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% and 34%, respectively for the nine months ended May 31, 2019 and 2018:

	May 31, 2019	May 31, 2018
Income tax benefit at statutory rate	$4,850	$1,394
Change in valuation allowance	(4,850)	(1,394)
	$-	$-

The fiscal years 2012 through 2018 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 8. Subsequent Events

On June 7, 2019, there was a change of control for MCTC Holdings Inc. in which the subsidiary Microchannel Corp. was spun out to the prior shareholders and is no longer part of MCTC Holdings, Inc.

On May 25, 2019, the Company is in the formative stages of developing a direct industrial hemp cultivation operation, a program to manage the cultivation of industrial hemp and a program to manufacture and market various types of hemp infused edibles and other products. The Company plans to strictly adhere to all rules and regulations of the 2018 Farm Bill and to strictly adhere to all state and local laws and regulations.

On May 25, 2019, Mr. Arman Tabatabaei was appointed by the board of directors as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Tabatabaei is qualified to serve in these positions as a result of his extensive business experience and education and his additional experiences, as outlined below.

On May 25, 2019, the Company announced Mr. Garry McHenry, who held the positions of President, Chief Executive Officer, Chief Financial Officer and Director, resigned from the board of directors. There were no disagreements with Mr. McHenry causing this action.

On May 25, 2019, The Company announced Mr. Arman Tabatabaei (Age 37), was appointed to the board of directors and named as Chairman and CEO. Mr. Tabatabaei is a founder and Chairman of Cannabis Global, Inc. Mr. Tabatabaei has served as president of Pacific Pro Financial Services, Inc. for the last 5 years. Pacific Pro is a company that provides commercial and private lending services. With over 15 years of management and operations experience, he has earned a strong reputation for a numbers-based analytical approach to the management of organizations. An expert at data collection and analysis relative to resource management, risk forecasting and profit and loss management, he has made significant progress in revamping operations of several companies over the past five years. Most recently, Mr. Tabatabaei has consulted with Cannabis Strategic Ventures (OTCQB:NUGS) on various growth initiatives relative to both cannabis cultivation and the organization of new hemp-related retail operations. At Sugarmade, Inc., (OTCQB:SGMD) he has been instrumental in revamping various operations relative to the Company’s hydroponic growth supplies initiatives.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

On May 25, 2019, the Company announced Mr. Robert Hymers (Age 35), was elected to the board of directors. Mr. Hymers is a founder and Director of Cannabis Global. Inc. He has significant experience in the cannabis sector and as a financial executive and consultant. Mr. Hymers is the Managing Partner of Pinnacle Tax Services for the previous five years in Los Angeles and was previously Chief Financial Officer and Director of Marijuana Company of America, Inc. (OTC: MCOA) where he has served for the several years as well. He currently serves as a member of the Strategic Advisory Board at MassRoots, Inc., as a consultant for Cannabis Strategic Ventures, Inc. (OTC: NUGS) and Sugarmade Inc. (OTC: SGMD), with significant experience in matters concerning tax accounting, auditing, SEC reporting, mergers and acquisitions, and corporate finance. Mr. Hymers holds a Masters of Science in Taxation and a Bachelor’s of Science in Accountancy, in addition to a CPA license. Robert also has specific tax audit experience by way of employment at Ernst & Young (E&Y) where he worked in the firm’s core assurance practice performing audits of publicly and privately held companies, specifically in the real estate industry. Mr. Hymers subsequently transferred to the E&Y's tax practice, where he specialized in providing tax services to clients in the real estate industry. Mr. Hymers specializes in partnership taxation. In addition, He has a broad range of experience, including ASC 740 tax provision audits, FIN 48 compliance, REIT compliance, preparation of 1120, 1065, and 1120S returns, multi-state tax compliance and international tax consulting. He was also a member of E&Y’s National Tax Group (FSO) for several years, which services private equity firms, hedge funds and banks. Previously he was also the VP of Finance and Accounting of Everlert's wholly owned subsidiary, Totalpost Services, Inc., located in Monrovia, California and was CFO of Global Hemp Group, Inc. (OTCQB: GBHPF).

On May 25, 2019, the Company announced Mr. Edward Manolos (Age 45), was elected to the board of directors. Mr. Manolos is one of the founders and Directors of Cannabis Global, Inc. and is an accomplished pioneer in California’s Medical Marijuana industry. In 2004, he opened the very first Medical Marijuana Dispensary in Los Angeles County under the name CMCA. He has managed and operated over thirty-five dispensaries from Los Angeles to San Jose including twenty in Los Angeles Pre-ICO/Proposition D. He is also credited with starting Los Angeles’ first Medical Marijuana farmers market referred to as “The California Heritage Farmer’s Market,” which attracted local and international media attention and was the first of its kind. He is currently a member of the board of directors of Marijuana Company of America (OTCQB: MCOA). In 2016, Mr. Manolos was appointed to the advisory board of Marijuana Company of America and Cannabis Strategic Ventures (OTCQB: NUGS) and was tasked with identifying and structuring strategic partnerships and driving product development.

On May 25, 2019, the Company announced Dan Nguyen (Age 45), was elected as a director of the Company. Mr. Nguyen has been employed for the last 5 years with Thermalfishsher Scintefic, Inc. as an equipment product specialist.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2019, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Description of Business

We were formed as a wholly-owned subsidiary of New Energy Technologies, Inc. New Energy spun off its issued and outstanding shares to New Energy’s shareholders on December 18, 2007. We were incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed to MicroChannel Technologies Corporation, on April 4, 2005.

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

After the current quarter in this report ended, on June 7, 2019, there was a change of control for MCTC Holdings Inc. in which the subsidiary Microchannel Corp. was spun out to the prior shareholders and is no longer part of MCTC Holdings, Inc.

The Company is not currently engaged in any business operations. It is, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Employees

As of May 31, 2019, we did not have any employees.

Results of Operations

For the Three months Ended May 31, 2019 and May 31, 2018

The Professional fees decreased by $10,501, from $11,001 for the three months ended May 31, 2018, to $500 for the three months ended May 31, 2019. The Consulting fees decreased by $4,000, from $4,000 for the three months ended May 31, 2018, to $0 for the three months ended May 31, 2019. General & Administrative expenses increased by $2,776, from $2,549 for the three months ended May 31, 2018, to $5,325 for the three months ended May 31, 2019. The decline in Operating Expenses was due to a decrease in business operations in 2019.

The interest expense was $29,920 and $2,644 for the three months ended May 31, 2018 and May 31, 2019, respectively, is related to a note payable that the Company issued on January 9, 2014 in the amount of $70,000, to a shareholder of the Company and a multiple notes payable incurred from May 31, 2018 – May 31, 2019 in the amount of $69,058, to related parties. On May 8, 2018, $13,000 of the debt due to Related Parties was converted into shares of common stock. On May 31, 2019 a legal expense of the Company was cancelled, along with the corresponding note payable due to Related Parties of $5,000, as the funds were not required. As of May 31, 2019, $51,058 is due to Related Parties and these notes bear interest at an annual rate of 10%. The outstanding balance of principal and accrued interest may be prepaid on both without penalty. As of May 31, 2019, there cumulative interest due of $3,449 related to these notes. The $70,000 note payable to a shareholder, bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable of the company were due on January 9, 2016, with a default annual rate of 10% interest after that date. As of May 31, 2019, there cumulative interest due of $33,541 related to this note.

The Company also recognized a gain of $10,000 on the cancellation of debt in the three months ended May 31, 2019.

For the Nine months Ended May 31, 2019 and May 31, 2018

The Professional fees decreased by $16,642, from $31,996 for the nine months ended May 31, 2018, to $15,354 for the nine months ended May 31, 2019. General & Administrative expenses decreased by $1,022, from $10,936 for the nine months ended May 31, 2018, to $9,914 for the nine months ended May 31, 2019. The decline in Operating Expenses was due to a decrease in business operations in 2019.

The interest expense was $33,521 and $7,827 for the nine months ended May 31, 2018 and May 31, 2019, respectively, is related to a note payable that the Company issued on January 9, 2014 in the amount of $70,000, to a shareholder of the Company and a multiple notes payable incurred from May 31, 2018 – May 31, 2019 in the amount of $69,058, to related parties. On May 8, 2018, $13,000 of the debt due to Related Parties was converted into shares of common stock. On May 31, 2019 a legal expense of the Company was cancelled, along with the corresponding note payable due to Related Parties of $5,000, as the funds were not required. As of May 31, 2019, $51,058 is due to Related Parties and these notes bear interest at an annual rate of 10%. The outstanding balance of principal and accrued interest may be prepaid on both without penalty. As of May 31, 2019, there cumulative interest due of $3,449 related to these notes. The $70,000 note payable to a shareholder, bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable of the company were due on January 9, 2016, with a default annual rate of 10% interest after that date. As of May 31, 2019, there cumulative interest due of $33,541 related to this note.

The Company also recognized a gain of $10,000 on the cancellation of debt in the nine months ended May 31, 2019.

Net cash used in operating activities was $28,626 for the prior nine months ended May 31, 2018, compared to net cash used in operating activities of $33,156 for the current nine months ended May 31, 2019. Based on our current level of expenditures, additional funding is required to cover our operations for at least the next twelve months. The company is in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Liquidity and Capital Resources

As of the year ended August 31, 2018, we had an accumulated deficit of $738,004 and cash and cash equivalents of $4,652. As of the current quarter ended May 31, 2019, we had an accumulated deficit of $761,099 and cash and cash equivalents of $0.

In January 2014, we received funding by issuing a $70,000 note payable to a shareholder. The $70,000 note payable was due on January 9, 2016 and has not been repaid as of the date of this filing and is thus in default as of May 31, 2019. As of May 31, 2019, $70,000 remained outstanding.

In October 2017 – May 31, 2019, the Company incurred a related party debt in the amount of $11,000 to an entity related to the legal custodian of the Company for professional fees. The debt was non-interest bearing. As of May 31, 2019, a legal custodian of the Company paid this expense directly and $0 is owed.

In May 31, 2018 – May 31, 2019, the Company issued a $39,399 in multiple notes payable to an entity related to the legal custodian of the Company for funds loaned. The notes payable bear interest at an annual rate of 10% and are convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $13,000 of the principal balance on notes payable was converted to common stock. As of May 31, 2019, $26,399 of the principal balance remained outstanding on the notes payable and $2,550 in accrued interest.

In August 2018 – May 31, 2019, the Company issued $29,649 in multiple notes payable to a legal custodian of the Company for funds loaned. The notes bear interest at an annual rate of 10% and are payable upon demand. On May 31, 2019 a legal expense of the Company was cancelled, along with the corresponding note payable of $5,000 due to related parties, as the funds were not required. As of May 31, 2019, $24,649 of the principal balance remained outstanding on the notes payable and $899 in accrued interest.

 Other Contractual Obligations

As of the nine months ended May 31, 2019, we do not have any contractual obligations other than the $70,000 note payable to a shareholder and $51,058 in notes payable to related parties, a legal custodian of the company and an entity related to the legal custodian of the Company, with related accrued interest on the notes. The $70,000 note payable was due on January 9, 2016 and has not been repaid as of this filing and is thus in default.

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

 Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arman Tabatabaei, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation Arman Tabatabaei, our Chief Executive Officer and Chief Financial Officer concluded that as of June --, 2019, our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger

2.2(1)	Certificate of Merger

3.1(1)	Certificate of Incorporation of MicroChannel Technologies Corporation

3.2(1)	By Laws of MicroChannel Technologies Corporation

21.1(1)	Certificate of Incorporation of MCTC Holdings, Inc.

21.2(1)	Bylaws of MCTC Corporation

21.3(1)	Certificate of Incroporation of MicroChannel Corp.

21.4(1)	Bylaws of MicroChannel Corp.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCTC Holdings, Inc.
(Registrant)

July 2, 2019	By:	/s/ Arman Tabatabaei
Arman Tabatabaei
President, Chief Executive Officer,
Chief Financial Officer, and Director

