Form 10-K
period 2019-08-31
MCTC Holdings, Inc.
filed 2019-10-21
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
🗷	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended August 31, 2018
Or
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

MCTC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-1754057 (I.R.S. Employer Identification No.)
520 S. Grand Avenue, Suite 320 Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

(310) 986-4929
(Registrant's telephone number, including area code)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act . Yes ◻      No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ◻

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last day of the Company's most recently completed second fiscal quarter based upon the closing sale price of the registrant’s common stock on February 28, 2019 was $484,781.

.

As October 16, 2019, there  were 14,111,293 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	27
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A	Controls and Procedures	44
Item 9B.	Other Information	45
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions, and Director Independence	50
Item 14.	Principal Accountant Fees and Services	52
PART IV

Item 15.	Exhibits, Financial Statement Schedules	51
Item 16.	Form 10-K Summary	56

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this annual report on Form 10-K reflect our good faith judgment based on facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward- looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise noted or the context indicates otherwise “we,” “us,” “our,” “Company” or “MCTC” refers to MCTC Holdings. Inc.

References to “Management” in this filing mean the senior officers of the Company. See “Directors and Executive Officers.” Any statements in this filing made by or on behalf of Management are made in such persons’ capacities as officers of the Company and not in their personal capacities.

We present our Financial Statements in United States dollars. Unless otherwise indicated, all references to dollar amounts in this filing are to United States dollars. Reference to “United States” or “U.S.” are references to the United States of America.

Company Background – Business Overview

Our principal executive office is located at 520 S Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com.  Unless expressly noted, none of the information on our website is part of this filing or any filing supplement.

Our shares of Common Stock are quoted on the OTC Markets Pink, operated by OTC Markets Group, Inc. As of the filing date, the Company’s shares trade under the symbol MCTCD to reflect the 1:15 stock split occurring on September 30, 2019. After the twenty (20) trading days beginning on September 30, 2019, the Company’s shares will trade under the symbol MCTC.

We are a developmental company focused on cannabinoid research.

Our aim is to create and commercialize engineered technologies to deliver hemp extracts and cannabinoids to the human body. Additionally, we plan to develop consumer products, based on these and other technologies.

Our R&D programs included the following;

1)	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2)	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3)	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4)	Establishment of new methods to increase the bioavailability of cannabinoids to the human body through utilization of proven bioenhancers, including d-α-Tocopherol polyethylene glycol 1000 succinate (TPGS), which is widely used as a water-soluble vitamin E formulation.

5)	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered trade secrets by the Company.

On August 9, 2019, our board of directors determined the Company no longer meets the definition of a Shell Company as defined in Item 1101(b) of Regulation AB (§ 229.1101(b) of this chapter), which defines a Shell Company as one that has: 1) No or nominal operations; and 2) Either: (i) No or nominal assets; (ii) Assets consisting solely of cash and cash equivalents; or (iii) Assets consisting of any amounts of cash and cash equivalents and nominal other assets. By way of the Company: 1) beginning business activities and operations, 2) hiring its CEO, 3) appointing a highly experienced board of directors, 4) retaining consultants, 5) signing two property leases, 6) approval of budgets and business plans for several initiatives, 6) production of product samples, 7) sales initiatives to prospective customers, and other related business activities, the board of directors believes such activities are qualified as non-nominal operations and therefore the board of directors declared its believe the Company is no longer defined by Item 1101(b) of Regulation AB ( § 229.1101(b) of this chapter).

On August 9, 2019, the Company filed a DBA in California registering the operating name Cannabis Global. On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei. The transaction value was nominal, at only One Thousand Dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, that would require specific disclosures under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

On July 1, 2019, the Company entered into a 100% business acquisition with Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei. The value of the transaction value was nominal, at only One Thousand Dollars ($1,000) thus, the Company believes the business acquisition of Action Nutraceuticals, Inc. is transaction NOT defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons that would require specific disclosure under the section cited. Regardless, of the requirements of 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, the Company makes this disclosure.

On or about June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

On January 14, 2009, Octillion Corp. (Symbol: OCTL), parent company of MicroChannel announced that it had changed its name to New Energy Technologies, Inc. (Symbol: NENE) (“New Energy”). The name change became effective on the Over-the-Counter Bulletin Board at the opening of trading on January 14, 2009. On June 24, 2008, MicroChannel announced that it initiated trading of its stocks on the OTC Bulletin Board under the stock symbol “MCTC”. On August 22, 2007, by corporate action taken by MicroChannel’s executive team and board members, the company amended its Articles of Incorporation to increase its authorized capital stock to 300,000,000 million shares of common stock, $0.0001 par value per share. As of September 25, 2007, there were 1,000,000 shares of common stock were issued and outstanding; there were no preferred shares issued and outstanding. The directors and sole shareholder have approved a forward split of their issued and outstanding shares of common stock on the basis of 538,646 for 1 for the purpose of effecting the distribution.

On April 4, 2005, MultiChannel changed its name to MicroChannel Technologies Corporation. The Company’s original name was MultiChannel Technologies Corporation (“MultiChannel”) which was incorporated on February 28, 2005 under the laws of the State of Nevada (U.S.A.) and was originally formed as a wholly-owned subsidiary of Octillion Corp. (“Octillion”). Octillion (a Canadian company was trading in the OTC Markets under the symbol “OCTL”). At the time of Octillion’s existence, Octillion was a development stage technology company focused on the identification, acquisition and development of emerging solar energy and solar related technologies and products.

Our Intellectual Property Portfolio

It is the Company’s strategy to develop a growing portfolio of intellectual property relating to the processing of hemp extracts and cannabinoids into forms that are easily and efficiently delivered to the human body and to companion animals.

To achieve this goal, our research and development efforts are primarily focused on these areas: 1) polymeric cannabinoid nanoparticles, 2) polymeric cannabinoid nanofibers, 3) devices for the delivery of cannabinoids and other active ingredients and 4) unique formulations of hemp extracts and cannabinoids utilizing d-α-Tocopheryl Polyethylene Glycol 1000 Succinate (TPGS), a water soluble form of vitamin E, for oral and dermal delivery. The Company plans to continue such research efforts in order to develop technologies, methods of manufacturing and products that are novel and to possibly protect such technologies, methods of manufacturing and products via U.S. and international patents and trademarks, and other forms of intellectual property protection.

The Company has begun to file for intellectual property protection for several of its developed technologies and products.

These include:

●        Provisional Patent Filing - Sub-micron and micro sized particles combining cannabinoids and d-α-tocopheryl polyethylene glycol 1000 succinate (TPGS) produced via an electrosprayed apparatus.

●        Provisional Patent Filing - Edible cannabinoid delivery and packaging technology enhanced with solid polymeric nanoparticles and d-α-tocopheryl polyethylene glycol 1000 (TPGS) succinate containing nanoparticles produced via an electrosprayed apparatus.

●        Provisional Patent Filing - Edible, 4D printed thermal, moisture or environmental induced shape changing device for delivery of cannabinoids or other active ingredients to beverages or foods.

●        Trade Mark – Hemp You Can Feel™

●        Trade Mark – Gummies You Can Feel™

Industry Overview

By all measures, the market for hemp and cannabis, and for products based on extracts of hemp and cannabis, is expected to grow substantially over the coming years. Arcview Market Research and BDS Analytics are forecasting the combined market to reach nearly $45 billion within the U.S. in the year 2024. While much of this market is expected to be comprised of high potency THC-based products that will be sold in licensed dispensaries, the research firms are still predicting the market to grow to $5.3 billion, $12.6 billion, and $2.2 billion by 2024 for the product areas of low THC cannabinoids, THC-free Cannabinoids and pharmaceutical cannabinoids, respectively.

Industrial Hemp (Cannabis sativa L.) has been cultivated by humans for thousands of years. Hemp was originally cultivated as a source of fibers with most of this early cultivation occurring in temperate climates, thus most genotypes had very low tetrahydrocannabinol (THC) content. Hemp was introduced into North America in the early part of the 17th century and it played an important part in early American agriculture throughout the 18th and 19th centuries, with cultivation in virtually every one of the original American colonies.

North American hemp was not only utilized for fibers, but hemp seed oil became an important industrial input that was used in inks, paints, varnishes and many other products. The proliferation of cotton cultivation and the significant profitability of tobacco cultivation in the mid-1800s led to a sharp decline in hemp production. From the mid 1800s through the pre-World War II period, hemp cultivation continued at relatively low levels. During World War II, hemp production increased to meet the military needs for fibers to support various industrial production.

The early 1930’s as a period when higher THC strains of cannabis native to southeast Asia were introduced to North America and Western Europe and as a result, psychoactive effect producing strains became tied to the very low THC containing industrial strains that were being cultivated in North America. This resulted in efforts to prohibit the cultivation and possession of Cannabis sativa L. in the United States.

Since 1937, Cannabis sativa L. has been a federally regulated Schedule I drug under the Controlled Substances Act, 21 U.S.C. § 811 (the “CSA”), regulated by the Drug Enforcement Agency (the “DEA”).

It was not until 2014 when a distinction between the use of Cannabis sativa L. for medical, recreational, and industrial purposes was made via Section 7606 of the Agricultural Act of 2014, which cleared a legal path for industrial hemp to be grown in three limited circumstances, 1) by researchers at an institute of higher education, 2) by state departments of agriculture, or 3) by farmers participating in a research program permitted and overseen by a state department of agriculture.

In 2016 the DEA, U.S. Department of Agriculture, and the Food and Drug Administration (FDA) issued a joint statement detailing the guidelines for growth of industrial hemp as part of state-sanctioned research programs. Those guidelines state that hemp can only be sold in states with pilot programs, plants and seeds can only cross state lines as part of permitted state research programs, and seeds can only be imported by individuals registered with the DEA.

We believe the recent passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities. On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD were classified as a Schedule I controlled substances, and so illegal under the CSA. With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under federal law and would thus face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3% THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is still a lot to learn about hemp and its products from commercial and market perspectives.

FDA Regulation of Hemp Extracts

The United States Food & Drug Administration (“FDA”) is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood & blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and, (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an investigational new drug (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and, (5) daily use information.

The FDA has not approved cannabis, marijuana, hemp or derivatives as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our products that contain CBD derived from industrial hemp or cannabis delivered in the State of California. Further, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

The FDA has concluded that products containing cannabis or industrial hemp derived CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products contai ning cannabis, CBD or derivatives are Schedule 1 drugs under the Controlled Substances Act, and so are illegal. Our products containing CBD derived from industrial hemp or cannabis delivered in the State of California are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning generally cannabis and products containing hemp derived CBD, and may choose to enact regulations that are applicable to such products. In this event, our industrial hemp b ased products containing CBD and cannabis may be subject to regulation (See Risk Factors).

Hemp Extract, CBD and Cannabinoid NutraceuticalsEffective on July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a California Corporation (“Action Nutraceuticals”) and its assets from our CEO, Arman Tabatabeai. Action Nutraceuticals is a developmental stage company engaged in research and development relating to powdered soft drink, coffee, and tea mixes containing non-psychoactive CBD. The value of the transaction value was nominal, at only one thousand dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 \- (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons” that would require specific disclosure under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

The Company’s research and development efforts relative to the production of nutraceuticals will center on methodologies to infuse hemp extracts, CBD and other cannabinoids into highly bioavailable powders that will theThe Company plans to utilize its internally-developed infusion technologies, technical knowhow and equipment acquired from Action Nutraceuticals to manufacture and sell consumer-oriented powdered drink mixes that include industrial hemp derived, non-psychoactive CBD as an ingredient. All products sold are being specifically developed with a composition containing less than three-tenths of one percent (0.3%) of THC concentration by dry weight. The value of the transaction value was nominal, at only one thousand dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 \- (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons” that would require specific disclosure under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

We plan to market these products directly through our website and as “white labeled” products to other brands and companies that market similar products or brands.

The Company has put into place a product production and R&D agreement with Cannabis Nanosciences, Inc., a Nevada Corporation (“Cannabis Nanosciences”) (the “Cannabis Nanosciences Agreement”) to produce products for the Company and to jointly research and develop new methods to infuse foods, beverages, cosmetics, nutraceuticals, and topicals with cannabinoids. Relative to product production, Cannabis Nanosciences will receive a royalty equal to thirty percent (30%) of the gross margins generated by the Company directly relating to all products produced by Cannabis Nanosciences for the Company and for all future products produced by Cannabis Nanosciences for the Company. Under the terms of the agreement, Cannabis Nanosciences will be responsible for product design, formulation, production, packaging and quality control. The Company will be responsible for maintaining the lease on the production facility, product distribution, contract labor for production, product sales, working capital availability and all other costs associated with production, distribution and operation of the business.

The Company has entered into a lease for a production and warehouse facility located in Los Angeles, California to produce such products. The term of the lease is 12 months at $3,600 per month, beginning August 2019.

A late autumn 2019 product launch is planned for the product lines.

Methods for Industrial Hemp Cultivation in the Southern and Central Agro-Climatic Zones of California Research Program

The Company is in the process of researching and developing methodologies to effectively cultivate, process and distribute industrial hemp within the southern and central agro-climatic zones of California. Efforts toward this goal have centered on efforts to develop and test methods to germinate industrial hemp seedlings.

There can be no assurance the research and development of methods for industrial hemp cultivation in the southern and central agro-climatic zones of California will be successful and there can be no assurance any business opportunities will result from these efforts. Please see the section labeled “Risk Factors to our Business” for additional information.

Cannabinoid Isolation and Hemp Extract Fractionalization Research Program

The Company is conducting research regarding new technologies and methodologies to isolate the various cannabinoids and other substances that make up industrial hemp oil and to possibly commercialize any such methods.

Raw or semi-refined oils and extracts of industrial hemp are comprised of many substances including fatty acids, proteins, waxes, cannabinoids, and other substances. While there is an active market for these raw or semi refined oils, there is an increasing demand for the isolated components. In many cases these isolated components, such as cannabidiol, sell for significantly higher prices on a per weight basis than does the raw or semi refined oil or the unprocessed biomass. Thus, the value of the raw or semi-refined oils can be significantly increased by isolating the more valuable component parts. In other cases, hemp extracts and oils are more valuable if certain components are isolated and then removed. This process is often referred to as remediation.

The Company is working to develop the technologies required for such component isolation and/or remediation. Based on the degree of success obtained, the Company is thought to have several options for revenue generation, including, but not limited to, 1) a sale of developed intellectual property, if any, 2) sales of developed equipment, if any, to other parties that wish to engage in the business of hemp oil component isolation, or 3) sales of the hemp oil components into the marketplace.

Management of the Company believes participation in ventures for the developed technologies and methodologies could be lucrative, although the Company has not entered into any such relationships. There can be no assurance the Company will achieve any level is success relative to these endeavors. Please see the section labeled “Risk Factors to our Business” for additional information.

Polymeric Nanoparticles and Polymeric Nanofibers Research Program

Relative to the Cannabis Nanosciences Agreement, the Companies agreed to collaborate relative to the development and possible commercialization of hemp extract and cannabinoid polymeric nanoparticles, in addition to the possible development and commercialization of polymeric nanofibers.

Polymeric nanoparticles are very small solid particles with a size in the range of 10–1000 nanometers (nm or billionth of a meter), and are made of biodegradable and biocompatible polymers or copolymers, in which cannabinoids or other active ingredients can be entrapped or encapsulated. Polymeric nanoparticles are noted for and have attractive characteristics, such as small size, near water solubility, high degrees of bioavailability, long shelf life and stability during storage. These properties are thought to be especially beneficial relative to delivery of cannabinoids and hemp extracts to the human body.

Polymeric nanofibers are fibers with diameters several orders of magnitude smaller than conventional fibers, typically in the size range of a few nanometers to one micrometer. Due to their large surface areas per unit mass and extremely small pore size, these nanofibers demonstrate unique properties, making the technology especially well suited to transdermal delivery of active ingredients, including cannabinoids.

Via the Cannabis Nanosciences Agreement, the Company gained rights, at commercial rates, to integrate all nanoparticle and nanofibers developed by Cannabis Nanosciences on behalf of the Company. Upon availability, the Company plans to investigate integrating solid cannabinoid nanoparticles into our powdered drink mix products and possibly into future products.

The Company recently announced its researchers had achieved sub-micron sized particles of various cannabinoids, including cannabidiol (CBD), with and without inclusion of TPGS as a bioenhancer. Work continues on numerous other forms on nanoparticles containing cannabinoids and other compounds. Additionally, the Company has developed several formulations of nanofibers for transdermal applications and other non-nanotechnology cannabinoid delivery systems.

There can be no assurance the Company will achieve any level is success relative its endeavors in the CBD/cannabinoid infused soft drink marketplace or relating to its relationship with Cannabis Nanosciences, Inc.

Please see the section labeled “Risk Factors to our Business” for additional information.

Edible, Dissolvable Film Enhanced with Solid Nanoparticles of Cannabinoids Research Program

The Company is seeking to commercialize a unique invention of edible, disposable film enhanced with solid nanoparticles of cannabinoids under an agreement with Kirby & Padgett, LLC a California limited liability company entered into during June of 2019, attached herein.

Management believes there are numerous applications for such a product, such as a container for ready-made foods, protein powders, vitamins, and nutraceuticals that can be simply dropped into cold beverages, thus allowing the consumer to avoid additional steps of mixing ingredients. Additionally, since the film is impregnated with what is believed to be highly bioavailable cannabinoids, the film will perhaps serve a dual purpose as a delivery vehicle for cannabinoids to the body. Future versions of the film could include ingredients such as vitamins, trace minerals or active pharmaceutical ingredients.

On June 6, 2019, the Company entered into a joint intellectual property ownership and consulting agreement with Kirby & Padgett, LLC, a California Limited liability company (“Kirby”) (the “Kirby Agreement”) in order to more fully develop and to commercialize the invention. Any intellectual property developed under the collaboration effort will be considered joint property with all rights, title and interest assigned jointly to the Company and Kirby. Each Party shall work with the other Party relative to all business and monetization of such new Joint Intellectual Property and neither Party shall have any preferred rights over the other. Additionally, either party shall have the right to market the new invention with any and all revenues, costs and profits to be shared on a fifty percent/fifty percent (50%/50%) shares by the parties. All expenses will be agreed to in advance, with each Party sharing based on predetermined percentages of such expenses.

Sales and Marketing

The Company has recently begun sales and marketing activities for its expected products and inventions with an emphasis on sales to beverage and food companies.

In the future, the Company plans to market its non-psychoactive hemp powdered drink markets via a “white label” strategy where the company will produce products, which will be marketed and sold by established companies and brands. In the future, the company also plans to market its own powdered drink brands to consumers directly through our own website and via sales into distributors and retailers.

Please reference the section labeled “Risk Factors to our Business” for additional information.

Significant Customers

The company has no significant customers.

Intellectual Property Ownership

The Company owns no issued patents. The Company has filed three provisional patent applications relating to cannabinoid delivery. The Company has additionally developed several technologies for which it plans to apply for patent protection over the coming months.

Patent and other filings include:

●        Provisional Patent Filing - Sub-micron and micro sized particles combining cannabinoids and d-α-tocopheryl polyethylene glycol 1000 succinate (TPGS) produced via an electrosprayed apparatus.

●        Provisional Patent Filing - Edible cannabinoid delivery and packaging technology enhanced with solid polymeric nanoparticles and d-α-tocopheryl polyethylene glycol 1000 (TPGS) succinate containing nanoparticles produced via an electrosprayed apparatus.

●        Provisional Patent Filing - Edible, 4D printed thermal, moisture or environmental induced shape changing device for delivery of cannabinoids or other active ingredients to beverages or foods.

●        Trade Mark – Hemp You Can Feel™

●	Trade Mark – Gummies You Can Feel™

Competition

We are entering markets that are highly competitive.

Relative to our prospects for commercializing polymeric nanoparticles and nanofibers, there are many known indirect competitors with various approaches to cannabinoid infusion for foods, beverages and other consumer products. While these currently available technologies are not direct competition to our developing technologies, such technologies may be viewed as being directly competitive by the marketplace in the future. Many of the current market participants are well extinguished with considerable financial backing. We expect the quality and composition of the competitive market with in the hemp processing environment to continue to evolve as the industry matures. Additionally increased competition is possible to the extent that new states and geographies into the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis and hemp products, such as and including the 2018 Farm Bill. We believe the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results relating to our hemp processing businesses.

Relative to our non-psychoactive cannabis extract powdered drink business, there are relatively few market participants in this sector, but management of the Company believes the competitive situation will advance quickly over the coming months as new entrance target to this potentially lucrative market opportunity. Additionally, while the large beverage industry participants have yet to launch products in this area, we believe such market entrances are likely as the regulatory environment is clarified by the FDA. This could significantly affect our ability to achieve market success.

We believe the contemporaneous growth of the cannabis beverage sector and the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results relating to hemp cultivation and processing business and joint venture.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this filing in evaluating our company and our business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Related to Our Business

We may need additional capital in the future, which could dilute the ownership of current shareholders or we may be unable to secure additional funding in the future or to obtain such funding on favorable terms.

To the extent that we raise additional equity capital, existing shareholders will experience dilution in the voting power and ownership of their shares of Common Stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility. If our cash flow from operations is insufficient to meet any debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

Uncertainty of profitability

Our business strategy may result in meaningful volatility of revenues, loses and/or earnings. As we will only develop a limited number of business efforts, services and products at a time, our overall success will depend on a limited number of business initiatives, which may cause variability and unsteady profits and losses depending on the products and/or services offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for our products. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

•	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

•	Our ability to source strong opportunities with sufficient risk adjusted returns.

•	Our ability to manage our capital and liquidity requirements based on changing market conditions.

•	The amount and timing of operating and other costs and expenses.

•	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

Even if we obtain more customers or increase sales to our existing customers, there is no guarantee we will be able to generate a profit. Because we are a small company and have limited capital, we must limit our products and services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably.

We do not have sufficient cash on hand.

As of August 31, 2019, we had $152,082 of cash on hand.  Our cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need at least $840,000 in cash from either investors or operations. While we intend to engage in future financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

We may not be able to continue our business as a going concern.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $1,127,601 as of August 31, 2019. Management plans to raise additional capital through the sale of shares of Common Stock to pursue business development activities, but there are no assurances of success relative to the efforts.

If we are not able to raise enough funds, we may not be able to successfully develop and market our products and our business may fail.

We do not have any commitments for financing and we will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through this Public Offering, we cannot guarantee that we will be successful in such efforts.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of Management, as well as other personnel. We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business. Our success also depends on the ability of Management to form and maintain key commercial relationships within the marketplace. No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected. We do not maintain key-man life insurance on any of our executive employees.

The loss of key Management personnel could adversely affect our business

We depend on the continued services of our executive officer and senior consulting team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain executive officers, to compensate executive officers at attractive levels, and to continue to attrac additional qualified individuals to our management team. Although we have entered into an employment agreement with our Chief Executive Officer, and do not believe our Chief Executive Officer is planning to leave or retire in the near term, we cannot assure you that our Chief Executive Officer or senior managers to be hired will remain with us. The loss or limitation of the services of any of our executives or members of our senior management team, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

The lack of available and cost-effective directors and officer’s insurance coverage in our industry may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business

Our business depends on attracting independent directors, executives and senior management to advance our business plans. We currently do not have directors and officer’s insurance to protect our directors, officers and the company against the possible third-party claims. This is due to the significant lack of availability of such policies in the cannabis industry at reasonably competitive prices. As a result, the Company and our executive directors and officers are susceptible to liability claims arising by third parties, and as a result, we may be unable to attract and retain qualified independent directors and executive management causing the development of our business plans to be impeded as a result.

If we fail to maintain satisfactory relationships with future customers, our business may be harmed.

Due to competition or other factors, we could lose business from our future customers, either partially or completely. The future loss of one or more of our significant customers or a substantial future reduction of orders by any of our significant customers could harm our business and results of operations. Moreover, our customers may vary their order levels significantly from period to period and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event that in the future we lose any of our larger customers, we may not be able to replace that revenue source. This could harm our financial results.

Management of growth will be necessary for us to be competitive

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and shareholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results

Some of business initiatives in the hemp and cannabis sectors are new and are only in the early stages of commercialization. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our Company will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

We are attempting to enter into several new business areas. We plan to address these new business areas with unproven technologies. Our inability to master the technical details of these new technologies could negatively impact our business.

We are attempting to enter several new areas of the hemp and cannabis markets, including THC remediation, the production of highly bioavailable cannabis infused drinks and the production of functional foods based on nanoparticle technologies. These businesses will require extensive technical expertise. There can be no assurances we will have the capital, personnel resources, or expertise to be successful relative to these advanced technologies.

Our chosen method for cannabinoid delivery is controversial with an unproven safety of efficacy.

The safety profile relative to oral consumption of polymeric or other forms of nanoparticles os unproven. There can be no guarantee of a proven safety profile for any of our emerging technologies.

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. The continued growth of the Internet and intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our products and services. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products and services or infrastructures to adapt to these changes. We also expect that new competitors may introduce products or services that are directly or indirectly competitive with us. These competitors may succeed in developing products and services that have greater functionality or are less costly than our products and services and may be more successful in marketing such products and services. Technological changes have lowered the cost of operating communications, computer systems and purchasing software. These changes reduce our cost of selling products and providing services, but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

The failure to enforce and maintain our intellectual property rights could adversely affect the value of the Company.

The success of our business will partially depend on our ability to protect our intellectual property. As of the date hereof, we do not have any federally registered patents or trademarks owned by us.. The unauthorized use of our intellectual property could diminish the value of our business, which would have a material adverse effect on our financial condition and results of operation.

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

Even if we obtain customers, there is no guarantee that we will be able to generate a profit. Because we are a small company and have limited capital, we must limit our products and services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. Further, we are subject to raw material pricing which can erode the profitability of our products and put additional negative pressure on profitability. If we cannot operate profitably, we may have to suspend or cease operations.

For the fiscal year ended August 31, 2019 we incurred an operating loss of $389,597. For the fiscal year ended August 31, 2018, we incurred an operating loss of $86,848. At August 31, 2019 we had an accumulated deficit of $1,127,601. Although we anticipate generating revenue in future periods, such revenues may be insufficient to make the Company profitable. We plan to increase our expenses associated with the development of our business. There is no assurance we will be able to derive revenues from the development of our business to successfully achieve positive cash flow or that our business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

 RISKS OF GOVERNMENT ACTION AND REGULATORY UNCERTAINTY

We could be found to be violating laws related to cannabis.

Currently, there are numerous states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we have plans to enter into a business where we process, sell and distribute medical marijuana, we have risks that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

The Farm Bill recently passed, and undeveloped shared state-federal regulations over hemp cultivation and production may impact our business.

The Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known at this time and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by the states and the USDA, may materially limit our business depending upon the scope of the regulations.

Even though, relative to our hemp business activities, we do not cultivate, process, market or distribute cannabis or any products that contain cannabis, some of our customers for our hemp business may in the future engage in such activities. Cannabis, as not strictly defined in the 2018 Farm Bill, is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of cannabis, as not strictly defined in the 2018 Farm Bill, has been legalized, its use remains a violation of federal law. A Schedule I controlled substance is defined as a substance that has currently no accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

Laws and regulations affecting our industry to be developed under the Farm Bill are in development

As a result of the Farm Bill’s recent passage, there will be a constant evolution of laws and regulations affecting the hemp industry that could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

The approach to the enforcement of cannabis laws may be subject to change, which creates uncertainty for our business.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, as not strictly defined in the 2018 Farm Bill, investments in, and the operations of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our operations. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The possible FDA Regulation of hemp and industrial hemp derived CBD, and the possible registration of facilities where hemp is grown and CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition

The Farm Bill established that hemp containing less the 0.3% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. Further, the FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp derived CBD. In this hypothetical event, our powdered drink products, which we plan to introduce will likely contain CBD and may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration, as may be prescribed by the FDA, we may be unable to continue to operate segments of our business.

We could become subject to other FDA regulations.

The cannabinoid delivery technologies we are developing could at a later date become subject to increased government regulation. Such additional regulations could have an adverse affect on our business operations.

RISKS ASSOCIATED WITH BANK AND INSURANCE LAWS AND REGULATIONS

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services and manage our cash flows.

Since the commerce in cannabis, as not strictly defined in the 2018 Farm Bill, is illegal under federal law, federally most chartered banks will not accept deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our customers to operate. There does appear to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this report there are only nominal entities that have been formed that offer these services. Further, in a February 6, 2018, Forbes article, United States Secretary of the Treasury, Steven Mnuchin, is reported to have testified that his department is “reviewing the existing guidance.” But he clarified that he doesn’t want to rescind it without having an alternate policy in place to address public safety concerns.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Despite guidance from the U.S. Department of the Treasury suggesting it may be possible for financial institutions to provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan. Similarly, many of our customers are directly involved in cannabis sales and further restrictions to their ability to access banking services may make it difficult for them to purchase our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain federal regulations relating to cash reporting.

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or hav reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurance(s) in the future, or that the cost will be affordable to us. If we are forced to go without such insurance(s), it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

RISK ASSOCIATED WITH OUR INDUSTRY

Our Business and that of our Critical Suppliers Can be Affected by Unusual Weather Patterns

Hemp and cannabis cultivation can be impacted by weather patterns and these unpredictable weather patterns may impact our ability to harvest hemp. In addition, severe weather, including drought and hail, can destroy a hemp crop, which could result in us having no hemp to harvest, process and sell. If our suppliers are unable to obtain sufficient hemp from which to process CBD, our ability to meet customer demand, generate sales, and maintain operations will be impacted.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of products we sell.

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets. These changes may result in decreased demand for our products. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations. The inability or unwillingness of our customers to pay a premium for our products due to general economic conditions or a downturn in the economy may have a significant adverse impact on our sales and results of operations.

Changes within the cannabis industry may adversely affect our financial performance.

Changes in the identity, ownership structure and strategic goals of our competitors and the emergence of new competitors in our target markets may harm our financial performance. New competitors may include foreign-based companies and commodity-based domestic producers who could enter our specialty markets if they are unable to compete in their traditional markets. The paper industry has also experienced consolidation of producers and distribution channels. Further consolidation could unite other producers with distribution channels through which we intend to sell our products, thereby limiting access to our target markets.

We may be subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

The Company’s industry is highly competitive, and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products less desirable to consumers or obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. The continued growth of the Internet and intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our products. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products and services or infrastructures to adapt to these changes.

We also expect that new competitors may introduce products or services that are directly or indirectly competitive with us. These competitors may succeed in developing products and services that have greater functionality or are less costly than our products and services and may be more successful in marketing such products and services. Technological changes have lowered the cost of operating, communications and computer systems and purchasing software. These changes reduce our cost of selling products and providing services, but also facilitate increased competition by reducing competitors’ costs in providing similar products and services. This competition could increase price competition and reduce anticipated profit margins.

RISKS RELATED TO OUR COMMON STOCK

We may need additional capital that will dilute the ownership interest of investors.

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our shares of common stock, who may experience dilution of their ownership interest of our shares of Common Stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional shares of Common Stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our shares of Common Stock.

Our shares of Common Stock qualify as a penny stock. As such, we are subject to the risks associated with "penny stocks". Regulations relating to "penny stocks" limit the ability of our shareholders to sell their shares and, as a result, our shareholders may have to hold their shares indefinitely.

Our shares of Common Stock are deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934 and Regulation 240.15g(c)2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our shares of Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares of Common Stock that are deemed to be "penny stock".

Moreover, Regulation 240.15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our shares of Common Stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to SEC Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse.

Our Management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, Management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock and to deposit certificates in paper form or to clear shares for trading under Safe Harbor exemptions and regulations for unregistered shares.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker- dealers to recommend that their customers buy our shares of Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares. FINRA requirements make it more difficult for our investors to deposit paper stock certificates or to clear our shares of Common Stock that are transferred electronically to brokerage accounts. There can be no assurances that our investors will be able to clear our shares for eventual resale.

Costs and expenses of being a reporting company under the 1934 Securities Exchange Act may be burdensome and prevent us from achieving profitability

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and parts of the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

Since our shares of Common Stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our shares of Common Stock are thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): the trading volume of our shares, the number of analysts, market-makers and brokers following our shares of Common Stock, new products or services introduced or announced by us or our competitors, actual or anticipated variations in quarterly operating results, conditions or trends in our business industries, additions or departures of key personnel, sales of our shares of Common Stock and general stock market price and volume fluctuations of publicly traded, and particularly microcap, companies.

Investors may have difficulty reselling shares of our Common Stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our shares of Common Stock are thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our shares of Common Stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Markets Pink and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to potential manipulation by market-makers, short-sellers and option traders.

Because we do not expect to pay any dividends on our common stock.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

There could be unidentified risks involved with an investment in our securities

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this and the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire filing and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Inapplicable as we are not a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

ITEM 2.	PROPERTIES

Our headquarters are located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071 where are we lease office space under a contract effective August 15, 2019, expiring on August 14, 2019. The lease is for a one-year term and we pay $800 per month.

Our Company has also entered into a lease for a commercial food production facility, which is also located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month was entered into as of August 2019.

We believe that our existing office facilities are adequate for our needs. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings or suits.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our Company is a reporting public company (a public company that is fully subject to the Securities and Exchange Commission's reporting requirements). As of the filing date, the Company’s shares trade under the symbol MCTCD to reflect the 1:15 stock split occurring on September 30, 2019. After the twenty (20) trading days beginning on September 30, 2019, the Company’s shares will trade under the symbol MCTC.

The OTC Markets Quotation System is quotation service that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The market is limited for our stock and any prices quoted may not be a reliable indication of the value of our shares of Common Stock. The following Table 1sets forth the high and low bid prices per share of our shares of Common Stock by both the OTC Bulletin Board and OTC Markets for the periods indicated. Thee table below is based on pre-split prices and included here in such as basis as the 1:15 split was effective on September 30, 2019, after the closing of the reporting period.

For the year ended August 31, 2018	High	Low
Fourth Quarter	$0.41	$0.153
Third Quarter	$1.10	$0.26
Second Quarter	$0.90	$0.023
First Quarter	$0.03	$0.0165

For the year ended August 31, 2019	High	Low
Fourth Quarter	$2.85	$0.41
Third Quarter	$0.74	$0.09
Second Quarter	$0.75	$0.075
First Quarter	$0.46	$0.16

DIVIDEND POLICY

We have not paid, nor declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

UNREGISTERED SALES OF EQUITY SECURITIES

The following information represents securities sold by the Company as of August 31, 2019, which were not registered under the Securities Act, and were not previously reported in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K (17 CFR 249.308). Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

On July 3, 2019, we sold 2,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 2,000,000 warrants to purchase 2,000,000 shares at a price of $0.15 per share. The warrants expire on July 3, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On July 10, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on July 10, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On July 16, 2019, we sold 1,400,000 restricted shares at $0.025 a share for the amount of $35,000 to an accredited investor. The investor also received 1,400,000 warrants to purchase 1,400,000 shares at a price of $0.15 per share. The warrants expire on July 16, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On July 19, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on July 19, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On August 15, 2019, we sold 2,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 2,000,000 warrants to purchase 2,000,000 shares at a price of $0.15 per share. The warrants expire on August 15, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On August 19, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on August 19, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On August 27, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on August 27, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser. As of the date of this filing, these shares have not yet been issued to the purchaser.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Background

MCTC Holding, Inc., headquartered in Los Angeles, California, a developmental company primarily focused on creation and commercialization of engineered technologies to deliver hemp extracts and cannabinoids to the human body. Additionally, we plan to develop consumer products, based on these and other technologies.

Our R&D programs included the following;

1)	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2)	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3)	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4)	Establishment of new methods to increase the bioavailability of cannabinoids to the human body through utilization of proven bioenhancers, including d-α-Tocopherol polyethylene glycol 1000 succinate (TPGS), which is widely used as a water-soluble vitamin E formulation.

5)	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered trade secrets by the Company.

On August 9, 2019, our board of directors determined the Company no longer meets the definition of a Shell Company as defined in Item 1101(b) of Regulation AB ( § 229.1101(b) of this chapter), which defines a Shell Company as one that has: 1) No or nominal operations; and 2) Either: (i) No or nominal assets; (ii) Assets consisting solely of cash and cash equivalents; or (iii) Assets consisting of any amounts of cash and cash equivalents and nominal other assets. By way of the Company: 1) beginning business activities and operations, 2) hiring its CEO, 3) appointing a highly experienced board of directors, 4) retaining consultants, 5) signing two property leases, 6) approval of budgets and business plans for several initiatives, 7) production of product samples, 8) sales initiatives to prospective customers, and other related business activities, the board of directors believes such activities are qualified as non-nominal operations and therefore the board of directors declared its believe the Company is no longer defined by Item 1101(b) of Regulation AB ( § 229.1101(b) of this chapter).

On August 9, 2019, the Company filed a DBA in California registering the operating name Cannabis Global. On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei. The transaction value was nominal, at only One Thousand Dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, that would require specific disclosures under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

On July 1, 2019, the Company entered into a 100% business acquisition with Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei. The value of the transaction value was nominal, at only One Thousand Dollars ($1,000) thus, the Company believes the business acquisition of Action Nutraceuticals, Inc. is transaction NOT defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons that would require specific disclosure under the section cited. Regardless, of the requirements of 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, the Company makes this disclosure.

On or about June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

On January 14, 2009, Octillion Corp. (Symbol: OCTL), parent company of MicroChannel announced that it had changed its name to New Energy Technologies, Inc. (Symbol: NENE) (“New Energy”). The name change became effective on the Over-the-Counter Bulletin Board at the opening of trading on January 14, 2009. On June 24, 2008, MicroChannel announced that it initiated trading of its stocks on the OTC Bulletin Board under the stock symbol “MCTC”. On August 22, 2007, by corporate action taken by MicroChannel’s executive team and board members, the company amended its Articles of Incorporation to increase its authorized capital stock to 300,000,000 million shares of common stock, $0.0001 par value per share. As of September 25, 2007, there were 1,000,000 shares of common stock were issued and outstanding; there were no preferred shares issued and outstanding. The directors and sole shareholder have approved a forward split of their issued and outstanding shares of common stock on the basis of 538,646 for 1 for the purpose of effecting the distribution.

On April 4, 2005, MultiChannel changed its name to MicroChannel Technologies Corporation. The Company’s original name was MultiChannel Technologies Corporation (“MultiChannel”) which was incorporated on February 28, 2005 under the laws of the State of Nevada (U.S.A.) and was originally formed as a wholly-owned subsidiary of Octillion Corp. (“Octillion”). Octillion (a Canadian company was trading in the OTC Markets under the symbol “OCTL”). At the time of Octillion’s existence, Octillion was a development stage technology company focused on the identification, acquisition and development of emerging solar energy and solar related technologies and products.

Results of Operations

Revenues

We are a developmental research company and thus generated no revenues for the fiscal years ending August 31, 2019 and August 31, 2018.

Costs of Sales

We are a developmental research company and thus generated no revenues for the fiscal years ending August 31, 2019 and August 31, 2018, and thus incurred no costs of sales for either period.

Gross Profit

We are a developmental research company and thus generated no revenues for the fiscal years ending August 31, 2019 and August 31, 2018, and thus generated no gross profits for either period.

Operating Expenses

Operating expenses for the fiscal year ending August 31, 2019 totaled $549,918 compared to $51,036 for the period ending August 31, 2018. The increase was primarily attributable to the following:

1)	An increase in consulting services to $59,865 for the fiscal year ending August 31, 2019 compared to $4,000 for the fiscal year ending August 31, 2018. Consulting services increased as a result of the signing of several consultants who were retained to assist the Company in its launch of it’s new business operations.
2)	An increase in professional fees to $102,765 for the fiscal year ending August 31, 2019 compared to $34,711 for the previous reporting period. The increase was due to fees paid relating to the reorganization of the Company.

3)	Compensation expenses increased to $329,234 for the fiscal year ending August 31, 2019 from $0 for the same period ending 2018. The increase was attributable to the hiring of a staff to direct the new business operations.
4)	Research and development expenses increased to $12,450 for the fiscal year ending August 31, 2019 from $0 for the same period ending 2018. The increase was attributable to the implementation of a new R&D program where none had previously existed in 2018.
5)	General and administrative expenses increased to $44,449 from $11,533 for the period ending August 31, 2018. The increase in general and administrative expenses was directly attributable to the Company reorganizing its business and incurring additional general and administrative costs as a result.

Operating Loss

The operating loss for fiscal year ending August 31, 2019 increased to $549,918 from the $51,036 for the period ending August 31, 2018. The increase in operating losses for the fiscal year ending August 31, 2019 was directly attributable to increased operating expenses, as outlined above.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended August 31, 2019 and August 31, 2018, respectively.

Net Loss

Net loss for the fiscal year ending August 31, 2019, was $389,597, an increase from $86,846 for the fiscal year ending August 31, 2018. The increase in the net loss was primarily attributable to the significant increases in operating expenses during the fiscal year ending August 31, 2019 compared to operating expenses for the fiscal year ending August 31, 2018.

Liquidity and Capital Resources

As of August 31, 2019 and August 31, 2018 our business activities produced negative cash and cash equivalents of $109,408 and $35,734, respectively.

Our primary internal sources of liquidity were provided by proceeds from the sale of unregistered common shares and warrants of the Company as follows:

On July 3, 2019, we sold 2,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 2,000,000 warrants to purchase 2,000,000 shares at a price of $0.15 per share. The warrants expire on July 3, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On July 10, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on July 10, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On July 16, 2019, we sold 1,400,000 restricted shares at $0.025 a share for the amount of $35,000 to an accredited investor. The investor also received 1,400,000 warrants to purchase 1,400,000 shares at a price of $0.15 per share. The warrants expire on July 16, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On July 19, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on July 19, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On August 15, 2019, we sold 2,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 2,000,000 warrants to purchase 2,000,000 shares at a price of $0.15 per share. The warrants expire on August 15, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On August 19, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on August 19, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On August 27, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expire on August 27, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On August 26, 2019, we filed Form S-1 registration for the resale of up to 13,156,667 shares from certain selling holders and for the sale 20,000,000 newly issued common stock as part of a primary offering from the Company. These shares amounts are indicated based on pre-split basis not taking into account the 1 for 15 stock split occurring on August 30, 2019. On a post split basis these share amounts are adjusted to 877,112 for sales from certain selling shareholders and 1,333,333 newly issued common stock as part of a primary offering from the Company. The S-1 registration was declared effective by the Commission on September 16, 2019.

We plan to use the proceeds from sales of the primary offering to partially finance our business operations. We also intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally. We are not intending to use any off-balance sheet financing arrangements.

Operating Activities

 For the fiscal year ending August 31, 2019 and the fiscal year ending August 31, 2018, the Company used cash for operating activities of $109,408 and $35,734, respectively. Operating activities consisted of corporate overhead and initial research and development projects. The increase in operating activity costs was primarily due to the hiring of staff, the hiring of consultants, increased activities relating to reorganization of the business operations and implementation of new research and development programs.

Investing Activities

For the fiscal years ended August 31, 2019 and August 31, 2018 net cash used in investment activities was $14,000 and zero dollars, respectively. For the fiscal year ending August 31, 2019, investing activities consisted of equipment purchases of $14,000, which is considered a Related Party Transaction and is described in the section marked “Related Party Transactions”. There we no investing activities for the fiscal year ending August 31, 2018.

Financing Activities

During the fiscal year ended August 31, 2019, the Company had cash inflows from financing activities of $235,000 via the sales of unregistered common shares, $42,504 from proceeds from a note payable and $33,334 from a convertible note payable. Considering the advance of $40,000 to a Related Party, net cash provided by financing activities was $270,838, compared to cash inflows from notes payable of $35,554 during the fiscal year ending August 31, 2018. See the section marketed “Related Party Transactions” for details of the related party transaction for the above noted $40,000 advance.

Off Balance Sheet Arrangements

As of August 31, 2019 and August 31, 2018, we did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of August 31, 2019 and August 31, 2018, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of August 31, 2019 or August 31, 2018.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods, which approximate the life of the contract or service period.

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services. There were no accounts receivable as of August 31, 2019 for August 31, 2018.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of August 31, 2019and August 31, 2018, we had $0 and $0 allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of August 31, 2019 and as of August 31, 2018.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended August 31, 2019, and August 31, 2018.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  We record a BCF as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ACF”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and we amortize the discount to interest expense over the life of the debt using the effective interest method.

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented. We intend to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

In accordance with FASB ASC Topic 606, Revenue Recognition, we will recognize revenue when persuasive evidence of a significant financing component exists in our consulting and product sales contracts. We examine and evaluate when our customers become liable to pay for goods and services; how much consideration is paid as compared to the cash selling price of the goods or services; and, the length of time between our performance and the receipt of payment.

Product Sales

 Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectibility is reasonably assured. Generally, we drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. We had no product sales for fiscal years ending August 31, 2019 and August 31, 2018.

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services and costs of products and equipment. Selling, general and administrative expenses are charged to expense as incurred. We had no product sales for fiscal years ending August 31, 2019 and August 31, 2018, and thus no cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended August 31, 2019 and August 31, 2018 we incurred no income taxes. As of August 31, 2019 and August 31, 2018, we had no liabilities related to federal or state income taxes.

Loss Contingencies

 From time to time the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. On at least a quarterly basis, consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company's policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions”, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of MCTC Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MCTC Holdings, Inc. (the “Company”) as of August 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended August 31 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Bayville, New Jersey

October 18, 2019

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

MCTC Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2019	2018

ASSETS
Current Assets:
Cash	$152,082	$4,652
Inventory	2,299	-
Total Current Assets	154,381	4,652

Machinery & Equipment- net	13,248	-

Other Assets
Note Receivable- Related Party	40,000	-
Rent Deposit	7,200	-

TOTAL ASSETS	$214,829	$4,652

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$92,806	$11,688
Accounts Payable - Related Party	1,139	6,200
Accrued Interest	-	28,306
Accrued Interest - Related Party	-	857

Accrued Professional and Legal Expenses	$5,885	-
Accrued Research and Development Expenses	6,250	-
Convertible Notes - Related Party	33,334	-
Notes Payable - Related Party	14,000	22,554
Note Payable to Shareholder	-	70,000

Total Current Liabilities	153,414	139,605

Total Liabilities	$153,414	139,605

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at August 31, 2019 and August 31, 2018	-	-
Common Stock, par value $0.001,
290,000,000 shares Authorized, 12,524,307 shares Issued and
Outstanding at August 31, 2019 and 12,257,640 at August 31, 2018	1,253	1,226
Additional Paid-in Capital	1,184,923	601,825
Shares to be issued	2,840	-
Accumulated Deficit	(1,127,601)	(738,004)

Total Stockholder's Equity (Deficit)	61,415	(134,953)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$214,829	$4,652

See the accompanying notes to these audited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,
	2019	2018

Revenues:

Expenses
Advertising fees	$1,155	$792
Consulting services	59,865	4,000
Professional fees	102,765	34,711
Compensation	329,234	-
Research and development	12,450	-
General and administrative expense	44,449	11,533
Total Operating Expenses	549,918	51,036

Operating Loss	(549,918)	(51,036)

Other Income (Expense)
Other Expenses	-	-
Interest expense	(7,827)	(35,810)
Other Income	100
Gain on Debt Cancellation	168,048	-
Total Other Income (Expense)	160,321	(35,810)

Net Loss	$(389,597)	$(86,846)
		‘
Basic & Diluted Loss per Common Share	$(0.03)	$(0.02)

Weighted Average Common Shares
Outstanding	12,261,293	7,506,178

See the accompanying notes to these audited consolidated financial statements

MCTC HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTHS ENDED AUGUST 31, 2019

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subcriptions	Capital	Deficit	Total
Balance, August 31, 2017	-	$-	3,590,973	$359	-	$-	$-	$561,738	$(651,158)	$(89,061)
Common stock issued for services rendered	-	-		-	-	-	-			-
Common stock issued in settlement of convertible notes payable and accrued interest	-	-	8,666,667	867	-	-	-	12,133	-	13,000
Beneficial conversion feature								27,954		27,954
Net Loss	-	-	-	-	-	-	-	-	(86,846)	(86,846)
Balance, August 31, 2018	-	$-	12,257,640	$1,226	-	$-	$-	$601,825	$(738,004)	$(134,953)
Common stock issued for services rendered	-	-			1,533,333	153	-	350,812		350,965
Proceeds from common stock subscriptions			266,667	27				99,973		100,000
Proceeds from common stock subscriptions - To be Issued					360,000	36		134,964		135,000
Net Loss	-	-							(389,597)	(389,597)
Balance, August 31, 2019	-	$-	12,534,	$1,253	1,893,333	$189	$-	$1,187,574	$(1,127,601)	$61,415

See the accompanying notes to these audited consolidated financial statements

MCTC Holdings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	August 31,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(389,597)	$(86,846)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefical conversion feature	-	27,954
Stock based compensation	350,965	-
Gain on Debt Cancellation	(168,048)
Depreciation expense	752	-
Changes In:
Inventory	(2,299)	-
Rent Deposit	(7,200)	-
Accrued Professional and Legal Expenses	5,885	-
Accrued R&D Expenses	6,250	-
Accounts Payable	91,118	9,102
Accounts Payable - Related Party	(5,061)	6,200
Accrued Interest	5,235	6,999
Accrued Interest - Related Party	2,592	857
Net Cash Used in Operating Activities	(109,408)	(35,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(14,000)
Net Cash Provided by (Used in) Investing Activities	(14,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions	235,000	-
Proceeds from Note Payable - Related Party	42,504	35,554
Proceeds from Convertible Note - Related Party	33,334	-
Advances to related party	(40,000)	-
Net Cash Provided by Financing Activities	270,838	35,554

Net (Decrease) Increase in Cash	$147,430	$(180)
Cash at Beginning of Year	$4,652	$4,832

Cash at End of Year	$152,082	$4,652

See the accompanying notes to these audited consolidated financial statements

MCTC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

NOTE 1 — Organization and Description of Business

MCTC Holdings, Inc. is located at 520 S Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com  Our shares of Common Stock are quoted on the OTC Markets Pink, operated by OTC Markets Group, Inc., under the ticker symbol “MCTC.” We are a developmental company focused cannabinoid research.

Our aim is to create and commercialize engineered technologies to deliver hemp extracts and cannabinoids to the human body. Additionally, we plan to develop consumer products, based on these and other technologies.

Our R&D programs included the following;

1)	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2)	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3)	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4)	Establishment of new methods to increase the bioavailability of cannabinoids to the human body through utilization of proven bioenhancers, including d-α-Tocopherol polyethylene glycol 1000 succinate (TPGS), which is widely used as a water-soluble vitamin E formulation.

5)	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered trade secrets by the Company.

On August 9, 2019, our board of directors determined the Company no longer meets the definition of a Shell Company as defined in Item 1101(b) of Regulation AB ( § 229.1101(b) of this chapter), which defines a Shell Company as one that has: 1) No or nominal operations; and 2) Either: (i) No or nominal assets; (ii) Assets consisting solely of cash and cash equivalents; or (iii) Assets consisting of any amounts of cash and cash equivalents and nominal other assets. By way of the Company: 1) beginning business activities and operations, 2) hiring its CEO, 3) appointing a highly experienced board of directors, 4) retaining consultants, 5) signing two property leases, 6) approval of budgets and business plans for several initiatives, 7) production of product samples, 8) sales initiatives to prospective customers, and other related business activities, the board of directors believes such activities are qualified as non-nominal operations and therefore the board of directors declared its believe the Company is no longer defined by Item 1101(b) of Regulation AB ( § 229.1101(b) of this chapter).

On August 9, 2019, the Company filed a DBA in California registering the operating name Cannabis Global. On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei. The transaction value was nominal, at only One Thousand Dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, that would require specific disclosures under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

On July 1, 2019, the Company entered into a 100% business acquisition with Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei. The value of the transaction value was nominal, at only One Thousand Dollars ($1,000) thus, the Company believes the business acquisition of Action Nutraceuticals, Inc. is transaction NOT defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons that would require specific disclosure under the section cited. Regardless, of the requirements of 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, the Company makes this disclosure.

On or about June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

On May 25, 2019, Lauderdale Holdings, LLC, a Florida limited liability company, in which former Chief Executive Officer, Garry McHenry maintains a controlling interest, sold 8,666,667 common shares of MCTC Holdings, Inc., representing approximately 70.7% of the 12,257,640 issued and outstanding shares to Messrs. Robert Hymers, Edward Manolos and Dan Nguyen, all of whom were previously unaffiliated parties. Each purchased 2,888,889 common shares for $108,333.33 each or an aggregate of $325,000, utilizing personal funds. This series of transactions constitute a change in control of the Company. The assets and liabilities of MicroChannel Corp. were spun out to Lauderdale Holdings, LLC as part of the change in control.

On January 14, 2009, Octillion Corp. (Symbol: OCTL), parent company of MicroChannel announced that it had changed its name to New Energy Technologies, Inc. (Symbol: NENE) (“New Energy”). The name change became effective on the Over-the-Counter Bulletin Board at the opening of trading on January 14, 2009. On June 24, 2008, MicroChannel announced that it initiated trading of its stocks on the OTC Bulletin Board under the stock symbol “MCTC”. On August 22, 2007, by corporate action taken by MicroChannel’s executive team and board members, the company amended its Articles of Incorporation to increase its authorized capital stock to 300,000,000 million shares of common stock, $0.0001 par value per share. As of September 25, 2007, there were 1,000,000 shares of common stock were issued and outstanding; there were no preferred shares issued and outstanding. The directors and sole shareholder have approved a forward split of their issued and outstanding shares of common stock on the basis of 538,646 for 1 for the purpose of effecting the distribution.

On April 4, 2005, MultiChannel changed its name to MicroChannel Technologies Corporation. The Company’s original name was MultiChannel Technologies Corporation (“MultiChannel”) which was incorporated on February 28, 2005 under the laws of the State of Nevada (U.S.A.) and was originally formed as a wholly-owned subsidiary of Octillion Corp. (“Octillion”). Octillion (a Canadian company was trading in the OTC Markets under the symbol “OCTL”). At the time of Octillion’s existence, Octillion was a development stage technology company focused on the identification, acquisition and development of emerging solar energy and solar related technologies and products.

NOTE 2 – Going Concern Uncertainties and Liquidity Requirements

During recent financial reporting periods, the Company generated no revenues, has an accumulated deficit of $1,127,601 as of August 31, 2019, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as begins to execute its business strategy in the cannabinoid marketplace. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. Management plans to obtain necessary funding from outside sources and through the sales of Company shares. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Based on the Company’s current level of expenditures, management believes that cash on hand is not adequate to fund operations for the next twelve months. Management of the Company is estimating approximately $1,000,000 will be required over the next twelve months to fully execute its business strategy. These can be no assurance the Company will be able to obtain such funds.

NOTE 3 – Summary of Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiariy, Action Nutraceuticals, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of August 31, 2019 and August 31, 2018, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of August 31, 2019 or August 31, 2018.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services. There were no accounts receivable as of August 31, 2019 for August 31, 2018.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of August 31, 2019 and August 31, 2018, we had $0 and $0 allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of August 31, 2019, and as of August 31, 2018.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended August 31, 2019, and August 31, 2018,.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  We record a BCF as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ACF”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and we amortize the discount to interest expense over the life of the debt using the effective interest method.

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented. We intend to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

In accordance with FASB ASC Topic 606, Revenue Recognition, we will recognize revenue when persuasive evidence of a significant financing component exists in our consulting and product sales contracts. We examine and evaluate when our customers become liable to pay for goods and services; how much consideration is paid as compared to the cash selling price of the goods or services; and, the length of time between our performance and the receipt of payment.

Product Sales

Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectibility is reasonably assured. Generally, we drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. We had no product sales for fiscal years ending August 31, 2019 and August 31, 2018.

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues include the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services and costs of products and equipment. Selling, general and administrative expenses are charged to expense as incurred. We had no product sales for fiscal years ending August 31, 2019 and August 31, 2018, and thus no cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. We had no stock-based compensation during the fiscal year ended August 31, 2019 and August 31, 2018.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended August 31, 2019 and August 31, 2018 we incurred no income taxes. As of August 31, 2019 and August 31, 2018, we had no liabilities related to federal or state income taxes.

Loss Contingencies

From time to time the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. On at least a quarterly basis, consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company's policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

NOTE 4 - Net Loss Per Share

During fiscal years ending August 31, 2019 and August 31, 2018, the Company recorded a net loss. The Company does not have any potentially dilutive securities outstanding. Therefore, basic and diluted net loss per share is the same for those periods.

Note 5 – Notes Receivable

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’s association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

Note 6 - Notes Payable

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the years ended August 31, 2018 and August 31, 2017, the Company recorded an interest expense of $6,999, respectively, related to the note payable. As of August 31, 2018, the original principal balance of $70,000 on the note payable remained outstanding, with accrued interest of $28,306. The note payable was not repaid on January 9, 2016 and was spun out to Lauderdale Holdings, LLC as part of the change in control.during the Fourth Quarter of 2019. Consequently, it is included as part of the $168,048 in Cancellation of Debt income on the Statement of Operations.

.

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,666,67. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 7- Notes Payable, Related Party and in Footnote 11 – Related Party Transactions.

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’s association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

Note 7 - Notes Payable, Related Party

In October 2017 – August 31, 2018, the Company incurred a related party debt in the amount of $10,000 to an entity related to the legal custodian of the Company for professional fees. As of August 31, 2018, this balance was forgiven and was included as part of the $168,048 Cancellation of Debt income on the Statement of Operations.

.

In November 30, 2017 – August 31, 2018, the Company issued a $35,554 in multiple notes payable to an entity related to the legal custodian of the Company. The notes payable bear interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $13,000 of the principal balance on notes payable were converted to common stock. As of August 31, 2019 the remaining principal balance was forgiven and included as Cancellation of Debt income on the Income Statement for the year ended August 31, 2019.

In March 2018 and May 2018, a legal custodian of the Company, funded the Company $600 in advances. On August 31, 2018, this amount was reclassified as a note payable, that bears interest at an annual rate of 10% and is payable upon demand. As of August 31, 2018. $600 of the principal balance remained outstanding on the note payable and $0 in accrued interest.

In connection with the above notes, the Company recognized a beneficial conversion feature of $27,954, representing the intrinsic value of the conversion features at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended August 31, 2018.

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen for loans made to the Company, each in the amount of $16,666,67 for a total balance of $33,334. The notes bear interest at 5% per annum and do not have a fixed payment schedule or maturity date. These notes are additionally described herein in Footnote 6 - Notes Payable and in Footnote 11 – Related Party Transactions.

Note 8 - Property and Equipment

The equipment acquired during the fiscal year ended August 31, 2019 as acquired in association with the acquisition taking place in July 1, 2019. On this date, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei. The transaction value was nominal, at only One Thousand Dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, that would require specific disclosures under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

Property and equipment as of August 31, 2019 and 2018 is summarized in the table below.

	2019	2018
Machinery & Equipment	$14,000	$-
Accumulated depreciation	(752)
Total Machinery & Equipment	$13,248	$-

Note 9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2019 and 2018 are as follows:

	Years Ended August 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$212,618	$131,871
Capitalized research and development	—
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	214,581	133,834

Less: valuation allowance	$(214,581)	$(133,834)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $80,747 and $43,283 for the years ended August 31, 2019 and 2018. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the reliability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2019 available to offset future federal taxable income, if any, of $985,355, which will fully expire by the fiscal year ended August 31, 2038.  Accordingly, there is no current tax expense for the years ended August 31, 2019 and 2018. In addition, the Company has research and development tax credit carryforwards of $1,963 at August 31, 2019, which are available to offset federal income taxes and fully expire by August 31, 2038.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2019 and 2018.

Note 10- Fair Value Measurement

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of August 31, 2019, and 2018, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Note 11 - Related Party Transactions

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen for loans made to the Company, each in the amount of $16,666,67. The notes bear interest at 5% per annum and do not have a fixed payment schedule or maturity date. These notes are additionally described herein in Footnote 6 - Notes Payable and in Footnote 7 – Notes Payable, Related Party.

On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei. The transaction value was nominal, at only One Thousand Dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, that would require specific disclosures under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

On July 1, 2019, the Company purchased production equipment from Director Edward Manolos for $14,000.

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’s association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

The Company rents an office space at 520 S. Grand Ave, Suite 320, Los Angeles, California for $800 per month based on a twelve (12) month lease beginning June 2019. The total financial obligation on the lease is $9,600 a year. The office space is rented from director Robert L. Hymers III, thus this lease is defined as a Related Party Transaction, and thus disclosed herein. This lease is further outlined in Footnote 12 – Commitments and Contingencies.

Note 12 - Commitments and Contingencies

The Company has entered into a lease for a production and warehouse facility located in Los Angeles, California to produce such products. The term of the lease is 12 months at a base price of $3,600 per month, beginning August 2019. The total financial obligation for the lease is $43,200.

The Company rents an office space at 520 S. Grand Ave, Suite 320, Los Angeles, California 90071 for $800 per month based on a twelve (12) month lease beginning June 2019. The total financial obligation on the lease is $9,600 a year. The office space is rented from director Robert L. Hymers III, thus this lease is defined as a Related Party Transaction, and thus disclosed herein. This lease is further outlined in Footnote 11- Related Party Transactions.

Note 13 - Common Stock

As of August 31, 2019, there were 187,864,600 (pre-split) shares of Common Stock issued and outstanding. Subsequent to the closing of the fiscal year ending August 31, 2019, the Company affected a reverse split as of September 30, 2019, which had the effect of reducing the number of outstanding shares from 187,864,600 to 12,524,307. All share and per share amounts in this filing have been retrospectively adjusted to reflect the impact of the reverse stock split.

Note 14 - Subsequent Events

As of September 30, 2019, the Company affected a 1:15 stock split which had the effect of reducing the number of outstanding shares from 183,864,600 to 12,524,307.

.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's president and chief executive officer and the Company's chief financial officer to allow for timely decisions regarding required disclosure.

In connection with this annual report, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of August 31, 2019, under the supervision of our Board of Directors, our Principal Executive Officer and Principal Financial Officer. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As of the date of this annual report on Form 10-K, the Company determined that its disclosure controls and procedures were not effective due to a material weakness and significant deficiency identified in the Company's internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of August 31, 2019. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weakness and significant deficiency:

Material Weakness

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate bec02ause of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2019, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the relative inexperience of our management and supporting personnel with the compliance and control requirements of U.S. GAAP and SEC reporting compliance.

We have taken, and are continuing to take, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements.

Notwithstanding the above identified material weakness, the Company's management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended August 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, because pursuant to the rules of the SEC we are neither an accelerated filer nor a larger accelerated filer.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are appointed by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

The following table is based on 12,261,293 common shares outstanding as of August 31, 2019, adjusted for the 1:15 stock split occurring on September 30, 2019. The number of common shares in the table below unadjusted for the stock split was 183,919,395.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Robert L. Hymers III	2,888,889	23.6%
Edward Manolos	2,888,889	23.6%
Dan Van Nguyen	2,888,889	23.6%
Arman Tabatabaei	800,000	6.5%
All Directors and Executive Officers as a Group	9,466,667	77.21%

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. We are not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding. We do not have an investment advisor.

As of the date of this filing, our CEO, Arman Tabatabaei, owns 800,000 common shares, which represents 6.5% percent of the total outstanding shares.

Directors, Hymers, Manolos and Nguyen each own 2,888,889 common shares, which individually represent 23.6% of the total outstanding shares, and represent 70.7% of the outstanding shares together.

Collectively, our officers and directors hold 9,446,667 common shares, representing 77.21% of the total 12,261,293 common shares outstanding.

Changes in Control

As of the date of this filing, we are not aware of any arrangement that may result in a change in control of our company

Biographies

Arman Tabatabaei. - Mr. Arman Tabatabaei (Age 37), was appointed to the board of directors and named as Chairman and CEO. Mr. Tabatabaei is a founder and Chairman of Cannabis Global, Inc. Mr. Tabatabaei has served as president of Pacific Pro Financial Services, Inc. for the last 5 years. Pacific Pro is a company that provides commercial and private lending services. With over 15 years of management and operations experience, he has earned a strong reputation for a numbers-based analytical approach to the management of organizations. An expert at data collection and analysis relative to resource management, risk forecasting and profit and loss management, he has made significant progress in revamping operations of several companies over the past five years. Most recently, Mr. Tabatabaei has consulted with Cannabis Strategic Ventures (OTCQB:NUGS) on various growth initiatives relative to both cannabis cultivation and the organization of new hemp-related retail operations. At MCTC, Inc., (OTCQB:SGMD) he has been instrumental in revamping various operations relative to the Company’s hydroponic growth supplies initiatives.

Robert L. Hymers III. - Mr. Robert L. Hymers III (Age 35), was elected to the board of directors. Mr. Hymers is a founder and Director of MCT Holdings, Inc. He has significant experience in the cannabis sector and as a financial executive and consultant. Mr. Hymers is the Managing Partner of Pinnacle Tax Services for the previous seven years in Los Angeles and was previously a founder, Chief Financial Officer and Director of Marijuana Company of America, Inc. (OTCQB: MCOA) where he has served for several years as well. He currently serves as a member of the Strategic Advisory Board at MassRoots, Inc. (OTCQB:MSRT), as a consultant for Cannabis Strategic Ventures, Inc. (OTCQB: NUGS) and MCTC Inc. (OTC: SGMD), with significant experience in matters concerning tax accounting, auditing, SEC reporting, mergers and acquisitions, and corporate finance.

 Mr. Hymers holds a Masters of Science in Taxation and a Bachelor’s of Science in Accountancy, in addition to a CPA license. Robert also has specific tax audit experience by way of employment at Ernst & Young (E&Y) where he worked in the firm’s core assurance practice performing audits of publicly and privately held companies, specifically in the real estate industry. Mr. Hymers subsequently transferred to the E&Y's tax practice, where he specialized in providing tax services to clients in the real estate industry. Mr. Hymers specializes in partnership taxation. In addition, He has a broad range of experience, including ASC 740 tax provision audits, FIN 48 compliance, REIT compliance, preparation of 1120, 1065, and 1120S returns, multi-state tax compliance and international tax consulting. He was also a member of E&Y’s National Tax Group (FSO) for several years, which services private equity firms, hedge funds and banks. Previously he was also the VP of Finance and Accounting of Everlert's wholly owned subsidiary, Totalpost Services, Inc., located in Monrovia, California and was CFO of Global Hemp Group, Inc. (OTCQB: GBHPF).On September, 2012 Mr. Hymers pleaded no contest and was convicted of one misdemeanor charge of violating California Penal Code Section 530.5 (identity theft). After serving probation, Mr. Hymers’ no contest plea was subsequently set aside by the Court, and pursuant to California Penal Code Section 1203.04, Mr. Hymers entered a plea of not guilty that was accepted by the Court, and the Court ordered Mr. Hymers’ conviction expunged and the case dismissed.As a result of his misdemeanor conviction, the California State Board of Accountancy (“Board”) placed Mr. Hymers on probation in June, 2013, for a period of five years. Mr. Hymers successfully completed his probation on May 30, 2018.

On April 29, 2019, the Board and Mr. Hymers entered into a settlement agreement whereby Mr. Hymers’ CPA certificate was suspended for ninety days, and Mr. Hymers agreed to pay the Board $10,000 to cover its costs. On July 29, 2019 the restriction on his CPA certificate was lifted. As an additional term of Mr. Hymers’ settlement with the Board, Mr. Hymers is permanently prohibited from engaging in audit, review, compilations or other attestation services, subject to Mr. Hymers petitioning the Board for reinstatement of his ability to engage in audit, review, compilations or other attestation services.

Edward Manolos. - Mr. Edward Manolos (Age 45), was elected to the board of directors. Mr. Manolos is one of the founders and Directors of MCTC Holdings, Inc. and is an accomplished pioneer in California’s Medical Marijuana industry. In 2004, he opened the very first Medical Marijuana Dispensary in Los Angeles County under the name CMCA. He has managed and operated over thirty-five dispensaries from Los Angeles to San Jose including twenty in Los Angeles Pre-ICO/Proposition D. He is also credited with starting Los Angeles’ first Medical Marijuana farmers market referred to as “The California Heritage Farmer’s Market,” which attracted local and international media attention and was the first of its kind. He is currently a member of the board of directors of MCTC Holdings (OTCQB: MCOA). In 2016, Mr. Manolos was appointed to the advisory board of MCTC Holdings and Cannabis Strategic Ventures (OTCQB: NUGS) and was tasked with identifying and structuring strategic partnerships and driving product development.

Dan Nguyen. - Dan Nguyen (Age 46), was elected as a director of the Company. Mr. Nguyen has been employed for the last 5 years with Thermalfisher Scientific, Inc. as an equipment product specialist.

The Company does not carry key man life insurance policies on any of the above principals or key personnel.

There has never been a petition under the Bankruptcy Act or any State insolvency law filed by or against the Company or its principals or key personnel. Additionally, there has never been a receiver, fiscal agent, or similar officer appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the past five years, or any corporation or business association of which any such person was an executive officer at or within the past five years.

Family Relationships

There are no family relationships between any director or executive officer.

Corporate Governance

Leadership Structure

Arman Tabatabaei, who is also a director and serves as chairman, CEO, CFO and corporate Secretary.

Board Committees

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We do not have any board committees including a nominating, compensation, or executive committee. Presently, we have no independent directors.

Code of Ethics

The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

Director Independence

There are no independent directors at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of our Company’s shares of Common Stock, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent shareholders are also required to furnish our Company with copies of all Section 16(a) reports they file. As of the date of this filing, we believe such reports have been filed.

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation of Directors

Our directors, Hymers, Manolos and Nguyen receive $7,500 per month in compensation. Relative to any unpaid amounts due to the Director, the Director has the option to convert any monies owed into the Company’s ommon at the end of his or her term. The Director’s term ends on the earlier of the date of the next annual stockholders meeting and the earliest of the following to occur: (a) the death of the Director; (b) the termination of the Director from his membership on the Board by the mutual agreement of the Company and the Director; (c) the removal of the Director from the Board by the majority stockholders of the Company; and (d) the resignation by the Director from the Board. Reimbursements. During the Director’s term, the Company reimburses the Director for all reasonable out-of-pocket expenses incurred by the Director in attending any in-person meetings, provided that the Director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the Director in excess of $500.00) must be approved in advance by the Company.

Our Chairman, Arman Tabatabaei receives no compensation as a director or for service on the board of directors.

The following table is based on 12,261,293 common shares outstanding as of August 31, 2019, adjusted for the 1:15 stock split occurring on September 30, 2019. The number of common shares in the table below unadjusted for the stock split was 183,919,395.

Director Common Share Ownership Table – Current Directors

Officers and Directors	Amount and Nature of	Percentage of Class
	Beneficial Ownership	Beneficially Owned
Robert L. Hymers III	2,888,889	23.6%
Edward Manolos	2,888,889	23.6%
Dan Van Nguyen	2,888,889	23.6%
Arman Tabatabaei	800,000	6.5%
All Directors and Executive Officers as a Group	9,466,667	77.21%

Current Directors Compensation Table

Directors	Title	Monthly Compensation
Arman Tabatabaei(1)	Chairman	$ -
Robert L. Hymers III	Director	$7,500
Edward Manolos	Director	$7,500
Dan Van Nguyen	Director	$7,500
Garry McHenry(2)	Director	$ 0

(1) This table represents Mr. Tabatabaei’s zero compensation as a director of the corporation. Please see section marked “Executive Compensation” for other information about Mr. Tabatabaei’s compensation as an executive of the corporation.

(2) Mr. McHenry served as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director during our fiscal year ended August 31, 2018. Mr. McHenry resigned all positions on June 19, 2019.

 Summary Compensation Table – Previous Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our past Chief Executive Officer, our Directors and (iii) all other executive officers who earned in excess of $100,000 in the fiscal year ended August 31, 2018 and 2017, and to date (“Named Executive Officers”):

	Year Ended August 31,	Salary ($)	Total ($)
Garry McHenry(1)	2018	0	0
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

Arman Tabatabaei(2)	2019	0	0
Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Dan Van Nguyen(2)	2019	$7,500	$7,500
Director

Robert L. Hymers, III(2)	2019	$7,500	$7,500
Director

Edward Manolos(2)	2019	$7,500	$7,500
Director

David Gamache(3)	2017	0	0
Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

_____________________

(1) Mr. McHenry served as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director during our fiscal year ended August 31, 2019, until his resignation on June 19, 2019.

(2) Appointed June 19, 2019.

(3) Mr. Gamache was removed from all positions on October 3, 2017.

Executive Compensation

As of June 17, 2019, our CEO, Mr. Arman Tabatabaei signed an Executive Compensation Agreement. The Company shall pay the Executive an annual rate of base salary of Sixty thousand dollars ($60,000.00) in monthly installments of five thousand dollars ($5000.00) per month plus an accrued monthly compensation of ten thousand dollars ($10,000.00) per month in accordance with the Company’s customary payroll practices and applicable wage payment laws. The Executive’s base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term. The Executive’s annual base salary, as in effect from time to time, is hereinafter referred to as “Base Salary.” In lieu of the payment of the Executive’s Base Salary, the Executive is hereby granted the option to convert any or all unpaid Base Salary due and owing into common stock of the Company at any time by providing a written notice to the Board.

In addition, Arman Tabatabaei received 12,000,000 common shares for his one-year employment contract. These shares vested up the effective date of the agreement. Considering the 1:15 stock split of the Company’s common shares, Mr. Tabatabaei’s common shares for his one-year contract is 800,000 shares. The full agreement is attached hereto.

Mr. Tabatabaei receives no additional compensation as a director of the Company.

Employment Agreements

On June 20, 2019, we signed an employment agreement with our CEO, Arman Tabatabaei. Under the terms of his one year agreement, he will receive a monthly salary of $5,000 and $10,000 in accrued salary due and payable as the end of his one year term. In addition, he received 12,000,000 common shares for his one year employment contract. See “Executive Compensation” for additional information. This agreement is attached hereto.

Grants of Stock and Other Equity Awards

No other equity awards.

Option Exercises

There have been no option exercises.

Long-Term Incentive Plans

We currently do not have any Long-Term Incentive Plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date hereof, here is information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The following table is based on 12,261,293 common shares outstanding as of August 31, 2019, adjusted for the 1:15 stock split occurring on September 30, 2019. The number of common shares in the table below unadjusted for the stock split was 183,919,395.

Officers, Directors and Others	Amount and Nature of	Percent of Class
	Beneficial Ownership	Beneficial Ownership

Robert L. Hymers III	2,888,889	23.6%
Edward Manolos	2,888,889	23.6%
Dan Van Nguyen	2,888,889	23.6%
Jatinder S Bhogal	1,533,334	12.5%
Arman Tabatabaei	800,000	6.5%
All Directors and Executives as a Group	9,466,667	77.2%
Other Greater than 5% Holders	1,533,334	12.5%

Director Hymers owns 2,888,889 common shares, which represents 23.6% of the total 12,261,293 common shares outstanding.

Director Manolos owns 2,888,889 common shares, which represents 23.6% of the total 12,261,293 common shares outstanding.

Director Nguyen owns 2,888,889 common shares, which represents 23.6% of the total 12,261,293 common shares outstanding.

CEO Tabatabaei owns 800,000 common shares, which represents 6.5% of common shares outstanding.

All directors and executive offices as a group own 9,466,667 common shares, which represents 77.2% of common shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our Company reviews transactions between our Company and persons or entities considered to be related parties (collectively “related parties”). Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our shares of Common Stock (or an immediate family member of these persons) has a direct or indirect material interest. Transactions of this nature require the approval of our Board.

On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei. The value of the transaction value was nominal, at only one thousand dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 \- (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons” that would require specific disclosure under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction.

Other Transactions with Related Persons, Promoters and Certain Control Persons

On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei. The value of the transaction value was nominal, at only one thousand dollars ($1,000). Therefore, the Company believes its acquisition of Action Nutraceuticals, Inc. is not an acquisition of a significant amount of assets, or a transaction defined by 17 CFR § 229.404 \- (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons” that would require specific disclosure under the section cited. Regardless, the Company will disclose the transaction pursuant to 17 CFR § 229.404 - (Item 404) “Transactions with Related Persons, Promoters and Certain Control Persons.” No intellectual property, patents or trademarks were acquired in the transaction

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended August 31, 2019 and August 31, 2018 by Boyle CPAs, LLC:

	Year Ended August 31, 2019	Year Ended August 31, 2018
Audit Fees(1)	$5,500	$5,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$5,500	$5,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Boyle CPAs, LLC in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of MCTC Holdings, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit Number	Exhibit Name

Corporate Documents
3	Certificate of Incorporation
3i	Amendment to Certificate of Incorporation
3.ii	By Laws

Legal and Consents
5.1	Opinion of Mailander Law Office, Inc. regarding the legality of the securities being registered
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Material Contracts and Other

10.1	Executive Employment Agreement CEO Arman Tabatabaei
10.2	Change of Control Stock Purchase Agreement
10.3	Director Agreement – Robert L. Hymers III
10.4	Director Agreement - Dan Van Nguyen
10.5	Director Agreement – Edward Manolos
10.6	Private Placement Memorandum – July 3, 2019
10.7	Private Placement Memorandum – July 10, 2019
10.8	Private Placement Memorandum – July 16, 2019
10.9	Private Placement Memorandum – July 19, 2019
10.1	Private Placement Memorandum – August 15, 2019
10.11	Private Placement Memorandum – August 19, 2019
10.12	Property Lease 520 Grand Ave, Suite 320 Los Angeles, CA 90071
10.13	Property Lease 6130 S Avalon Ave Los Angeles, CA
10.14	DBA Filing with State of California
10.15	Resignation of Former CEO Garry McHenry

Add Eddie and Dan’s notes here

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a Filing for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October1 18 2019	MCTC HOLDINGS, INC.
	By:	/S/ Arman Tabatabaei Arman Tabatabaei Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arman Tabatabaei, Robert L. Hymers III, Dan Van Nguyen and Edward Manolos and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Arman Tabatabaei	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive and Financial Officer)	October 18, 2019

/S/ Robert L. Hymers III	Director	October 18, 2019

/S/ Dan Van Nguyen	Director	October 18, 2019

/S/ Edward Manolos	Director	October 18, 2019

