Form 10-Q
period 2019-11-30
MCTC Holdings, Inc.
filed 2020-01-14
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 30, 2019, and January 14, 2020, there were 14,833,128 and 15,093,128 shares of the registrant’s common stock outstanding, respectively.

1

MCTC HOLDINGS, INC.

FORM 10-Q

For the Period Ended November 30, 2019

PART I — FINANCIAL INFORMATION

MCTC Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31
	2019	2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$64,702	$152,082
Accounts Receivable	5,000	-
Accounts Receivable – Related Party	5,003	-
Inventory	17,931	2,299
Total Current Assets	92,636	152,082

Machinery & Equipment- Net	12,550	13,248

Other Assets
Notes Receivable – Related Party	40,000	40,000
Rent Deposit	7,200	7,200
Stock Subscription Receivable	65,000	-

TOTAL ASSETS	$217,386	$214,829

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$197,635	$92,806
Accounts Payable - Related Party	1,139	1,139
Accrued Interest	92	-
Accrued Professional and Legal Expenses	-	5,885
Accrued Research and Development Expenses	-	6,250
Convertible Notes, Net of Debt Discount of $17,363 and $0, respectively	35,971	33,334
Derivative Liability	16,018	-
Notes Payable - Related Party	14,000	14,000
Total Current Liabilities	264,855	153,414

Total Liabilities	264,855	153,414

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at November 30, 2019 and August 31, 2019	-	-
Common Stock, par value $0.001,
290,000,000 shares Authorized, 14,833,128 shares Issued and
Outstanding at November 30, 2019 and 12,713,129 at August 31, 2019	1,483	1,253
Additional Paid-In Capital	1,464,060	1,184,923
Shares to be issued	26	2,840
Accumulated Deficit	(1,513,038)	(738,004)

Total Stockholder's Deficit	(47,469)	61,415

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$217,386	$214,829

  The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the Quarter Ended
	November, 30
	2019	2018

Revenue:
Product Sales	$5,003	$-
Consulting Revenue – Related Party	5,000	-
Total Revenue	10,003	-

Cost of Goods Sold	2,900	-
Gross Profit	7,103	-

Operating Expenses:
Advertising Expenses	1,432	-
Consulting Services	35,883	-
Professional Fees	148,955	12,500
General and Administrative Expenses	187,523	2,261
Total Operating Expenses	373,793	14,761

Operating Loss	(366,690)	(14,761)

Other Income (Expense)
Interest Expense	(31,250)	(2,522)
Changes in FV of Derivative	12,503	-
Total Other Income (Expense)	(18,747)	(2,522)

Net Loss	$(385,437)	$(17,283)

Basic & Diluted Loss per Common Share	$(0.03)	$(0.00)

Weighted Average Common Shares
Outstanding	12,752,506	12,257,640

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC HOLDINGS INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

							Additional
	Class A Preferred Stock		Common Stock		Common Stockd		n	mulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2018	-	$1	12,257,640	$1,226	-	$-	$601,825	$(738,004)	$(134,953)

Net loss	-	-	-	-	-	-	-	(17,283)	(17,283)

Balance, November 30, 2018	-	$-	12,257,640	$1,226	$-	$-	$601,825	$(755,287)	$(152,236)
Stock based compensation	-	-	-	-	-	-	95,670	-	95,670
Proceeds from shares issued in private placement	-	-	203,333	20	-	-	74,980	-	75,000
Proceeds from shares issued in private placement- to be issued	-	-	-	-	260,000	26	64,974	-	65,000
Discount on convertible note	-	-	-	-	-	-	20,000	-	20,000
Stock split adjustment	-	-	188,822	19	-	-	(19)
Net loss	-	-	-	-	-	-	-	(385,437)	(385,437)

Balance, November 30, 2019	-	$-	392,155	$39	$260,000	$26	$255,605	$(385,437)	$(129,767)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASHFLOWS

Unaudited

	For the Quarter Ended
	November 30,
	2019	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(385,437)	$(17,283)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest expense	31,158	-
Depreciation expense	698	-
Stock based compensation	116,553	-
Change in fair value of derivative liability	(12,503)
Changes In:
Account Receivable	(10,003)	-
Inventory	(15,632)	-
Accounts Payable	104,829	(1,070)
Accrued Interest	92	1,745
Accrued Interest - Related Party	-	777
Accrued Professional and Legal Expenses	(5,885)	-
Accrued R&D Expenses	(6,250)	-
Accounts Payable - Related Party	-	500
Net Cash Used in Operating Activities	(182,380)	(15,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	75,000	-
Proceeds from convertible debentures	20,000	-
Proceeds from Note Payable - Related Party	-	15,356
Net Cash Provided by Financing Activities	95,000	15,356

Net (Decrease) Increase in Cash	(87,380)	25
Cash at Beginning of Period	152,082	4,652

Cash at End of Period	$64,702	$4,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

Note 1. Organization and Description of Business

MCTC Holdings, Inc. is located at 520 S Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink, operated by OTC Markets Group, Inc., under the ticker symbol “MCTC.” We are a research and development company focused on cannabinoid research.

Our aim is to create and commercialize proprietary engineered technologies to deliver hemp extracts and cannabinoids to the human body. Additionally, we plan to develop consumer products, based on these and other proprietary technologies.

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

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

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

On January 14, 2009, Octillion Corp. (Symbol: OCTL), the parent company of MicroChannel announced that it had changed its name to New Energy Technologies, Inc. (Symbol: NENE) (“New Energy”). The name change became effective on the Over-the-Counter Bulletin Board at the opening of trading on January 14, 2009. On June 24, 2008, MicroChannel announced that it initiated trading of its stocks on the OTC Bulletin Board under the stock symbol “MCTC”. On August 22, 2007, by corporate action taken by MicroChannel’s executive team and board members, the company amended its Articles of Incorporation to increase its authorized capital stock to 300,000,000 million shares of common stock, $0.0001 par value per share. As of September 25, 2007, there were 1,000,000 shares of common stock were issued and outstanding; there were no preferred shares issued and outstanding. The directors and sole shareholder have approved a forward split of their issued and outstanding shares of common stock on the basis of 538,646 for 1 for the purpose of effecting the distribution.

On April 4, 2005, MultiChannel changed its name to MicroChannel Technologies Corporation. The Company’s original name was MultiChannel Technologies Corporation (“MultiChannel”) which was incorporated on February 28, 2005 under the laws of the State of Nevada (U.S.A.) and was originally formed as a wholly-owned subsidiary of Octillion Corp. (“Octillion”). Octillion (a Canadian company was trading in the OTC Markets under the symbol “OCTL”). At the time of Octillion’s existence, Octillion was a development stage technology company focused on the identificati0n, acquisition and development of emerging solar energy and solar related technologies and products.

Note 2. Going Concern Uncertainties

During recent financial reporting periods, the Company began reporting revenue and has been active in reorganizing its business operations, these revenues being generated are nominal. The Company has an accumulated deficit of $1,513,038 as of November 30, 2019, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as it executes its business strategy in the cannabinoid marketplace. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

Note 3.  Summary of Significant Accounting Policies

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

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Action Nutraceuticals, Inc. and Aidan & Co, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of November 30, 2019 and November 30, 2018, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of November 30, 2019 or November 30, 2018.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of November 30, 2019 and November 30, 2018, we had $0 and $0 allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the quarter ended November 30, 2019, and November 30, 2018.

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

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

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

Product Sales

Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, and collectability is reasonably assured. Generally, we drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

Costs of Revenues

Our policy is to recognize the costs of revenue in the same manner in conjunction with revenue recognition. Costs of revenues include the costs directly attributable to revenue recognition and include compensation and fees for services, travel and other expenses for services and costs of products and equipment. Selling, general and administrative expenses are charged to expense as incurred.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. We had no stock-based compensation during the year ended November 30, 2019.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending November 30, 2018, and November 30, 2019, we incurred no income taxes and had no liabilities related to federal or state income taxes.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

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

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

Note 4. Net Loss Per Share

During the financial reporting period ending November 30, 2019, the Company recorded a net loss of $385,437, which equals a loss of $0.03 on both a basic and fully diluted basis, per common share.

Note 5. Notes Receivable – Related Party

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,666,67. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 5- Notes Receivable, Related Party and in the footnote outlining Related Party Transactions. These notes are additionally described herein in Footnote 6- Notes to Shareholders, Related Party and in the footnote outlining Related Party Transactions. Because of Mr. Manolos’ and Mr. Nguyen’s associations as directors, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

Note 6. Note Payable to Shareholders

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,666,67. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 5- Notes Payable, Related Party and in the footnote outlining Related Party Transactions. Because of Mr. Manolos’ and Mr. Nguyen’s associations as directors, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

Note 7. Stock Subscription Receivable

On November 26, 2019, the Company received $65,000 in advance related to the sale of 260,000 registered common shares to an accredited investor. While $65,000 was received on November 26, 2019, the agreement was not signed until December 2, 2019 and thus as of the end of the reporting period, November 30, 2019, the Company had not issued the 260,000 shares to the investors. The $65,000 was booked as a Stock Subscription Receivable. These underlying shares were issued during December of 2019 and will be reflected in the quarterly financial reporting period ending February 2020 and are listed herein in the Subsequent Events footnote.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

Note 8. Related Party

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

In March 2018 and May 2018, a legal custodian of the Company funded the Company $600 in advances. On August 31, 2018, this amount was reclassified as a note payable, that bears interest at an annual rate of 10% and is payable upon demand.

In connection with the above notes, the Company recognized a beneficial conversion feature of $27,954, representing the intrinsic value of the conversion features at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended August 31, 2018.

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen for loans made to the Company, each in the amount of $16,666,67 for a total balance of $33,334. The notes bear interest at 5% per annum and do not have a fixed payment schedule or maturity date. These notes are additionally described herein in Footnote 6 - Notes Payable.

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

During the quarterly financial period ending November 30, 2019, the Company recorded $5,000 in consulting revenue associated with a Related Party, Edward Manolos. Mr. Manolos is a Related Party by way of his position as a director of the Company and due to his partial ownership of the contracted consulting organization to which services have been offered.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

Note 9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2019 and November 30, 2019, are as follows:

	November 30, 2019	August 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$385,437	$212,618
Capitalized research and development	-------	-
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	387,400	214,581

Less: valuation allowance	(387,400)	(214,581)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $172,819 for the three months ended November 30, 2019. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at November 30, 2019 available to offset future federal taxable income, if any, of $1,127,601 which will fully expire by the fiscal year ended August 31, 2039.  Accordingly, there is no current tax expense for the three months ended November 30, 2019. In addition, the Company has research and development tax credit carry forwards of $1,923 at November 30, 2019, which are available to offset federal income taxes and fully expire by November 30, 2039.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the three months ended November 30, 2019 and November 30, 2018.

 Note 10 – Convertible Note Payable

On November 6, 2019, the Company issued a convertible promissory note in the principal amount of $20,000 along with 26,667 three-year warrants exercisable at $3.50 per share in exchange for proceeds of $20,000. The note matures May 6, 2020 and bears interest at the rate of 7% per annum, payable at maturity. Commencing thirty (30) days following the issuance date, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a conversion price equal to the lower of (i) $0.75 per share; or (ii) 80% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the issuance of the warrants as well as the beneficial conversion feature, upon issuance, the Company recognized total debt discount of $20,000, which is being amortized to interest expense over the term of the note. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of November 30, 2019, the carrying value of the note was $2,637, net of debt discount of $17,363.

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

NOTE 11 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Upon the issuance of certain convertible notes payable, the Company determined that the features associated with the embedded conversion option embedded in the notes payable should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible note payable, the Company estimated the fair value of the embedded derivatives of $28,521 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 398.53%, (3) weighted average risk-free interest rate of 1.60%, (4) expected life of three years and (5) estimated fair value of the Company’s common stock of $1.07 per share.

On November 30, 2019, the Company estimated the fair value of the embedded derivative of $16,018 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 394.12%, (3) weighted average risk-free interest rate of 1.61%, (4) expected life of 2.94 years, and (5) estimated fair value of the Company’s common stock of $0.55 per share.

The Company adopted the provisions of ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

●	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

●	Level 2 — Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

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

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

As of November 30, 2019, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of November 30, 2019 and August 31, 2019:

	November 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$16,018	$-	$-	$16,018

	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

MCTC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended November 30, 2019:

Balance, August 31, 2019	$-
Transfers in due to issuance of convertible promissory notes	28,521
Transfers out due to conversions of convertible promissory notes	-
Mark to market to November 30, 2019	(12,503)
Balance, November 30, 2019	$16,018
Gain on change in derivative liability for the three months ended November 30, 2019	$12,503

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

Note 12. Subsequent Events

On December 30, 2019, The Company sold a convertible note to an accredited investor. The $63,000 note calls for annualized interest of 10% and is due on December 20, 2020. The note converts in common shares at 40% discount. This note is attached as an exhibit hereto.

On December 16, 2019, the Company’s board of directors by unanimous written consent caused the authorization of ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Company ("Preferred Stock") in one or more series, and expressly authorized the Board of Directors of the Company (the "Board"), subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences, powers, restrictions, and limitations of the shares of such series.

 Additionally, the Board of Directors authorized the designation of eight million (8,000,000) preferred shares as “Series A Preferred Stock” and resolved to issue the Series A Preferred Stock to the directors of the corporation pro rata. The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to fifty (50) votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. A copy of the Certificate of Designation is attached as an exhibit hereto.

On December 2, 2019, the Company signed an agreement to sell 260,000 registered common shares to an accredited investor. On November 26, 2019, the Company received $65,000 in advance of the signing agreement. The $65,000 was booked as a Stock Subscription Receivable. The underlying shares were issued during December of 2019 and will be reflected in the quarterly financial reporting period ending February 2020. See Note 7 to Financial Statements. The stock purchase agreement is attached hereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2019, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Our shares of Common Stock are quoted on the OTC Markets Pink, operated by OTC Markets Group, Inc. As of the filing date, the Company’s shares trade under the symbol MCTC. On September 30, 2019 there was a one for 15 stock split.

We are a fully operational research and development company focused on cannabinoid research.

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

These include:

● Provisional Patent Filing - Sub-micron and micro-sized particles combining cannabinoids and d-α-tocopheryl polyethylene glycol 1000 succinate (TPGS) produced via an electrosprayed apparatus.

● Provisional Patent Filing - Edible cannabinoid delivery and packaging technology enhanced with solid polymeric nanoparticles and d-α-tocopheryl polyethylene glycol 1000 (TPGS) succinate containing nanoparticles produced via an electrosprayed apparatus.

● Provisional Patent Filing - Edible, 4D printed thermal, moisture or environmental induced shape-changing device for delivery of cannabinoids or other active ingredients to beverages or foods.

● Provision Patent - Nanoparticles and nanofibers of cannabinoids.

● Provision Patent Filing - Powdered formations of cannabinoids.

● Trade Mark – Hemp You Can Feel™

● Trade Mark – Gummies You Can Feel™

Employees

As of November 30, 2019, we had one employee, who is our CEO. The Company relies on the services of contractors and service providers who perform various operational and financial related services for the organization.

Results of Operations

For the Three months Ended November 30, 2019 and November 30, 2018

The Company began recognizing revenues from business operations during the quarterly financial period ending November 30, 2019. Product revenues for the quarterly financial period ending November 30, 2019, were $5,003 compared to zero reported during the quarterly financial period ending November 30, 2018. The increase was attributable to the Company receiving orders from a new customer. Consulting Revenues for the quarterly financial period ending November 30, 2019, were $5,000, which was associated with a Related Party, Edward Manolos. Mr. Manolos is a Related Party by way of his position as a director of the Company and due to his partial ownership of the contracted consulting organization to which services have been offered.

Total Revenues for the quarterly financial period ending November 30, 2019, were $10,003 compared to zero revenues for the year earlier period. The increase was a result of a customer order and a Related Party consulting contract.

During the financial period ending November 30, 2019, cost of goods sold was $2,900 compared to zero for the years earlier period. The increase was attributable to the Company receiving orders from new customers.

Accounts receivable rose to $10,003 for the period ending November 30, 2019, as a result of the Company signing an initial order for products and due to an increase in consulting revenues. Of this $10,003 accounts receivable, $5,000 is a Related Party transaction. During the quarterly financial period ending November 30, 2019, the Company book $5,000 in consulting revenue associated with a Related Party, Edward Manolos. Mr. Manolos is a Related Party by way of his position as a director of the Company and due to his partial ownership of the contracted consulting organization to which services have been offered.

During the financial period ending November 30, 2019, the Company began to incur operating expense as it organized the production of new products. Advertising expense during the period was $1,423 and consulting services were $35,883. Professional fees and General and Administrative Fees were $148,955 and $187,521, respectively. Total operating expenses were $373,793. For the period ending November 30, 2018, the Company incurred only $17,283 in operating expenses. The increase in operating expenses for the period ending 2019 versus 2018 was attributable to the reorganization of the business, the hiring of consultants and preparation to accept customer orders for new products developed.

Interest expenses for the financial period ending November 30, 2019 were $31,250 compared to $2,522 for the financial period ending November 30, 2018. The decrease was attributable to notes sold during the 2019.

During the financial period ending November 30, 2019, net loss was $385,437 compared to $17,283 for the financial period ending November 30, 2018. The increase in net loss was attributable mainly to increased spending associated with the reorganization of the business, expenses relating to hiring consultants and general costs associated with the design of new product in preparation of customer orders. The net loss financial period ending November 30, 2019, results in a loss per share of $0.02, compared to a negligible loss per share ($0.00) during the year ago period.

Liquidity and Capital Resources

As of the end of the quarterly financial period ending November 30, 2019, we had an accumulated deficit of $1,513,038 and cash and cash equivalents of $64,702.

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

On August 26, 2019, we filed Form S-1 registration for the resale of up to 13,156,667 shares from certain selling holders and for the sale 20,000,000 newly issued common stock as part of a primary offering from the Company. These shares amounts are indicated based on pre-split basis not taking into account the 1 for 15 stock split occurring on August 30, 2019. On a post-split basis these share amounts are adjusted to 877,112 for sales from certain selling shareholders and 1,333,333 newly issued common stock as part of a primary offering from the Company. The S-1 registration was declared effective by the Commission on September 16, 2019.

On November 6, 2019, we sold a convertible not to an accredited investor for $20,000. The terms of the six month note allow 7% annual interest and for the conversion into common shares at $0.75. Additionally, the investor received a warrant providing the investor the right to purchase 26,666 common shares at a price of $3.50.

On November 11, 2019, we sold 83,333 common shares registered in the direct offering under its From S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $25,000.

On November 25, 2019, we sold 120,000 common shares registered in the direct offering under its From S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $50,000.

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

Other Contractual Obligations

Our Company entered into a one year during August of 2019 for a commercial food production facility located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month through September of 2020.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

As of the quarter ended November 30, 2019, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of November 30, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 2019, the Company filed suit against Jeet Sidhru and Jatinder Bhogal in the District Court of Clark County Nevada, Case number A-19-805943-C. Mr. Sidhru and Mr. Bhogal were formerly directors and officers of the Company. The Company’s complaint alleges that Mr. Sidhru and Mr. Bhogal breached their fiduciary duties to the Company, including their fiduciary duties of due care, good faith and loyalty, by recklessly and intentionally failing to maintain the Company’s statutory corporate filings with the State of Nevada, OTC Markets and the U.S. Securities and Exchange Commission, and abandoning the Company and its shareholders. The Company’s complaint also alleges that Mr. Sidhru and Mr. Bhogal engaged in conflicted transactions involving the Company, in which each were unjustly enriched. The Company served Mr. Bhogal, and received notice of representation of both defendants. The case is currently in its early phase, as neither defendant has answered the complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2019, we sold a convertible note to an accredited investor for $20,000. The terms of the six month note allow 7% annual interest and for the conversion into common shares at $0.75. Additionally, the investor received a warrant providing the investor the right to purchase 26,666 common shares at a price of $3.50.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Convertible Note Agreement Dated November 6, 2019(1)

2.2	Stock Purchase Agreement Dated November 11, 2019(1)

2.3	Stock Purchase Agreement November 25, 2019(1)

3.1	Certificates of Designation – Series A Preferred Stock(1)

3.2	Board of Directors Resolution – Series A Preferred Stock Designation and Issuance(1)

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *Filed herewith.

(1)    Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by MCTC Holdings, Inc. on November 29, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCTC Holdings, Inc.
(Registrant)

	By:	/s/ Arman Tabatabaei
January 14, 2020	Arman Tabatabaei
President, Chief Executive Officer,
Chief Financial Officer, and Director

