Form 10-Q
period 2020-02-29
MCTC Holdings, Inc.
filed 2020-04-06
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Suite 320
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant’s telephone number, including area code)

MCTC Holdings, Inc.

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: 2,210,445

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No X☒

As of the end of the quarterly reporting period ending February 29, 2020 there were 15,093,128 shares of the registrant’s common stock outstanding. As of April 3, 2020, there were 15,843,128 shares of the registrant’s common stock outstanding, respectively .

1

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended February 29, 2020

ITEM I — FINANCIAL STATEMENTS

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	February 29,	August 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$157,015	$152,082
Accounts Receivable	5,000	-
Accounts Receivable - Related Party	5,003	-
Inventory	25,130	2,299
Total Current Assets	192,148	154,381

Machinery & Equipment- Net	15,177	13,248

Other Assets
Intangible Assets	612,400	-
Notes Receivable	40,000	40,000
Rent Deposit	7,200	7,200

TOTAL ASSETS	$866,925	$214,829

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$184,109	$92,806
Accounts Payable - Related Party	-	1,139
Accrued Interest	5,782	-
Accrued Professional and Legal Expenses	-	5,885
Accrued R&D Expenses	-	6,250
Convertible Notes, Net of Debt Discount of $17,363 and $0, respectively	579,619	33,334
Derivative Liability	664,562	-
Notes Payable - Related Party	35,500	14,000
Total Current Liabilities	1,469,572	153,414

Total Liabilities	1,469,572	153,414

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.001,
10,000,000 shares Authorized, 0 shares Issued and
Outstanding at February 29, 2020 and August 31, 2019	-	-
Common Stock, par value $0.001,
290,000,000 shares Authorized, 12,524,307 shares Issued and
Outstanding at August 31, 2019 and 15,093,126 at February 29, 2020	1,509	1,253
Additional Paid-In Capital	1,670,678	1,184,923
Shares to be issued	400	2,840
Accumulated Deficit	(2,275,234)	(1,127,601)

Total Stockholder's Equity (Deficit)	(602,647)	61,415

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$866,925	$214,829

  The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,		February 29,	February 28,
	2020	2019	2020	2019

Revenue:
Products Sales	$-	$-	$5,003	$-	$-
Consulting Revenue- Related Party	-	-	$5,000		-
Total Revenue	-	-	$10,003		-

Cost of Goods Sold	-	-	$2,900		-
Gross Profit	-	-	$7,103		-

Operating Expenses:
Advertising Expenses	14,262	-	15,694		-
Consulting Services	67,662	-	103,545		-
Professional Fees	133,159	2,354	282,114		14,854
General and Administrative Expenses	195,832	2,328	383,355		4,589
Total Operating Expenses	410,915	4,682	784,708		19,443

Operating Loss	(410,915)	(4,682)	(777,605)		(19,443)

Other Income (Expense)
Interest Expense	(522,203)	(2,661)	(553,453)		(5,183)
Changes in Fair Value of Derivative Liabilities	170,922	-	183,425		-
Total Other Income (Expense)	(351,281)	(2,661)	(370,028)		(5,183)

Net Loss	$(762,196)	$(7,343)	$(1,147,633)		$(24,626)

Basic & Diluted Loss per Common Share	$(0.06)	$(0.00)	$(0.03)		$(0.00)

Weighted Average Common Shares
Outstanding	12,321,639	12,257,640	12,752,506		12,257,640

  The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020

							Additional
	Class A Preferred Stock		Common Stock		Common Stock to be issued		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2018	-	$-	12,257,640	$1,226	-	$-	$601,825	$(738,004)	$(134,953)

Net loss	-	-	-	-	-	-	-	(17,283)	(17,283)

Balance, November 30, 2018	-	-	12,257,640	1,226	-	-	601,825	(755,287)	(152,236)

Net loss	-	-	-	-	-	-	-	(7,343)	(7,343)

Balance, February 28, 2019	-	-	12,257,640	1,226	-	-	601,825	(762,630)	(159,579)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2019	-	$-	12,524,307	$1,253	1,893,333	$189	$1,187,574	$(1,127,601)	61,415
Common stock issued for services rendered	-	-	1,893,333	189	(1,893,333)	(189)	-	-	-
Shares Issued for Services	-	-	23,333	2			20,881		20,883
Stock based compensation	-	-	-	-	-	-	95,670	-	95,670
Proceeds from common stock subscriptions	-	-	203,333	20	-	-	74,980		75,000
Proceeds from common stock subscriptions - To be Issued	-	-	-	-	260,000	26	64,974	-	65,000
Discount on convertible note	-	-	-	-	-	-	20,000	-	20,000
Effects of Reverse stock-split	-		188,822	19			(19)		-
Net Loss								(385,437)	(385,437)
Balance, November 30, 2019	-	-	14,833,128	$1,483	260,000	$26	$1,464,060	$(1,513,038)	$(47,469)

Common stock issued for services rendered	-	-	-	-	-	-	-		-
Common stock issued in settlement of convertible notes payable and accrued interest	-	-	-	-	400,000	400	112,000		112,400
Proceeds from common stock subscriptions - To be Issued			260,000	26	(260,000)	(26)	-		-
Stock based compensation	-	-	-	-	-	-	94,618		94,618
Net Loss	-	-	-	-	-	-	-	(762,196)	(762,196)
Balance, February 29, 2020	-	-	15,093,128	$1,509	400,000	$400	$1,670,678	$(2,275,234)	$(602,647)

  The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 29,	February 28,
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(1,147,633)	(24,626)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash Interest Expense	547,671	-
Depreciation Expense	1,571	-
Stock Based Compensation	211,171	-
Changes in Fair Value of Derivative Liabilities	(183,425)	-
Changes In:
Accounts Receivable	(5,000)
Accounts Receivable - Related Party	(5,003)
Inventory	(22,831)	-
Accounts Payable	91,303	3,068
Accounts Payable - Related Party	(1,139)	1,000
Accrued Professional and Legal Expenses	(5,885)	-
Accrued R&D Expenses	(6,250)	-
Accrued Interest	5,782	3,471
Accrued Interest - Related Party	-	1,711
Net Cash Used in Operating Activities	(519,668)	(15,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(3,500)
Net Cash Provided by Investing Activities	(3,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	140,000	-
Proceeds from Convertible Debentures	388,101	-
Proceeds from Note Payable - Related Party	-	15,356
Net Cash Provided by Financing Activities	528,101	15,356

Net (Decrease) Increase in Cash	4,933	(20)
Cash at Beginning of Period	152,082	4,652

Cash at End of Period	157,015	4,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$	$
Franchise Taxes	$	$

Shares to be issued and loan incurred for acquisition of intangible assets	$612,400	$

  The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

Note 1. Organization and Description of Business

Cannabis Global, Inc., formerly known as MCTC Holdings, Inc., is located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc., under the ticker symbol “MCTC.” We are a research and development company focused on cannabinoid research.

Our aim is to create and commercialize proprietary engineered technologies to deliver hemp extracts and cannabinoids to the human body. We are achieving this goal by way of the introduction to the industry of new hemp and hemp extract infusion technologies, and via the introduction of new consumer products based on these technologies.

Our R&D programs included the following;

1.	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.
2.	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.
3.	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.
4.	Establishment of new methods to increase the bioavailability of cannabinoids to the human body utilizing nanoparticles and other proven bioenhancers, including naturally occurring glycosides, unique infusions with other food stuffs, and d-α-Tocopherol polyethylene glycol 1000 succinate (TPGS), which is widely used as a water-soluble vitamin E formulation.
5.	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered trade secrets by the Company.

On February 16, 2020, the Company acquired Lelantos Biotech, Inc., which was involved in various aspects of research and development in areas that were of interest to MCTC. Lelantos was a recently created corporation and had assets consisting only of intellectual property in the form of trade secrets relative to cannabinoid delivery systems, had no liabilities and no other business operations. The parties to the acquisition agreement were the Company, Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”), Ma Helen M. Am Is, Inc., a Wyoming corporation (“Helen M.”), East West Pharma Group, Inc., a Wyoming corporation (“East West”), and New Horizons Laboratory Services, Inc., a Wyoming corporation (“New Horizons”). There is no material relationship between the Registrant or its affiliates and Lelantos, Helen M., East West, New Horizons, or any of their respective affiliates, other than in respect of the material definitive agreement. The terms and conditions of the agreement require the Company to issue 400,000 shares of its common stock to Lelantos, and separately, an aggregate of $500,000 in the form of notes payable as follows: $225,000 to Helen M.; $50,000 to East West, $225,000 to New Horizons.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

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

Note 2. Going Concern Uncertainties

During recent financial reporting periods, the Company began reporting revenue and has been active in reorganizing its business operations, these revenues being generated are nominal. The Company has an accumulated deficit of $2,275,234 as of February 29, 2020, and does not have positive cash flows from operating activities. Furthermore, as shown in the accompanying financial statements for six months ended February 29, 2020, the Company had a net loss of $1,147,633 and used cash in operations of $519,668. The Company expects to incur additional losses as it executes its business strategy in the cannabinoid marketplace. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of February 29, 2020, and February 28, 2019, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of February 29, 2020 or February 28, 2019.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of February 29, 2020, and February 28, 2019, we had $0 and $0 allowance for doubtful accounts, respectively.

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

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the quarter ended February 29, 2020 and February 28, 2019.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. Stock-based compensation during the quarterly reporting period ended February 29, 2020 was $94,618.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending February 28, 2019, and February 29, 2020, we incurred no income taxes and had no liabilities related to federal or state income taxes.

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

Note 4. Net Loss Per Share

During the three-month quarterly reporting period ending February 29, 2020, the Company recorded a net loss of $762,196, which equals a loss of $0.06 on a weighted average common shares outstanding basis of 12,321,639 common shares.  On a fully diluted basis of 15, 270,766 common shares, net loss per share was $0.05.  Net loss per share during the three-month quarterly reporting period ending February 28, 2019 was $0.03 for both basic and fully diluted shares.  The increase in the net loss per share for the three-month quarterly reporting period ending February 29, 2020 was primarily a result of increased operating expenses as the Company reorganized and due to increased interest expenses.

Note 5. – Notes Receivable – Related Party

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Note 6. Intangible Assets

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The terms and conditions of the agreement require the Company to issue 400,000 shares of its common stock to Lelantos, and separately, an aggregate of $500,000 in the form of notes payable as follows: $225,000 to Helen M.; $50,000 to East West, $225,000 to New Horizons. The total purchase price of Lelantos was $612,400 and the sole assets of Lelantos are its patents. In addition to the $500,000 owed via the three convertible notes, the Company will issue 400,000 common shares with a value of $112,400 bringing the total acquisition value to $612,400.

Note 7. Note Payable to Shareholders

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Note 9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 30, 2019 and February 29, 2020, are as follows:

	February 29, 2020	August 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$455,584	$212,618
Capitalized research and development	-------	-
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	453,621	214,581

Less: valuation allowance	(453,621)	(214,581)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $239,040 for the six months ended February 29, 2020. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at February 29, 2020 available to offset future federal taxable income, if any, of $3,629,505 which will fully expire by the fiscal year ended August 31, 2039.  Accordingly, there is no current tax expense for the six months ended February 29, 2020. In addition, the Company has research and development tax credit carry forwards of $1,923 at February 29, 2020, which are available to offset federal income taxes and fully expire by November 30, 2039.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the six months ended February 29, 2020 and February 28, 2019.

Note 10. Note Payable

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, anytime after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. As of February 29, 2020, the carrying value of the notes was $500,000 and accrued interest payable was $1,792.

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, anytime after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of February 29, 2020, the carrying value of the notes was $100,000 and accrued interest payable was $373.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Note 11. Convertible Notes Payable

On November 6, 2019, the Company issued a convertible promissory note in the principal amount of $20,000 along with 26,667 three-year warrants exercisable at $3.50 per share in exchange for proceeds of $20,000. The note matures May 6, 2020 and bears interest at the rate of 7% per annum, payable at maturity. Commencing thirty (30) days following the issuance date, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a conversion price equal to the lower of (i) $0.75 per share; or (ii) 80% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the issuance of the warrants as well as the beneficial conversion feature, upon issuance, the Company recognized total debt discount of $20,000, which is being amortized to interest expense over the term of the note. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of February 29, 2020, the carrying value of the note was $12,637, net of debt discount of $7,363 and accrued interest payable was $441.

During the three months ended February 29, 2020, the Company issued four convertible promissory notes having an aggregate principal amount of $256,500, aggregate original issue discount (OID) of $10,500, and aggregate legal fees of $11,000, resulting in aggregate net proceeds to the Company of $235,000. The notes mature in one year from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. Commencing one hundred eighty (180) days following the issuance date of $198,750 of the notes and commencing immediately following the issuance of $57,750 of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices ranging from 50% - 60% of the lowest previous fifteen (15) to twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $256,500, which is being amortized to interest expense over the term of the notes. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of February 29, 2020, the carrying value of the notes was $27,419, net of debt discount of $229,081 and accrued interest was $2,749.

Related Parties

During the six months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Company’s Chief Financial Officer. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. As of February 29, 2020, the carrying value of the notes was $2,163, net of debt discount of $130,938 and accrued interest was $427.

Upon the issuance of the convertible promissory notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible notes payable, the Company estimated the fair value of the embedded derivatives of $847,987 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 391.42% to 398.53%, (3) weighted average risk-free interest rate of 0.86 to 1.60%, (4) expected life of one to three years and (5) estimated fair value of the Company’s common stock of $0.23 to $1.07 per share.

On February 29, 2020, the Company estimated the fair value of the embedded derivatives of $664,562 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 389.74%, (3) weighted average risk-free interest rate of 0.86% to 1.37%, (4) expected life of 0.18 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.23 per share.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Note 12. Derivative Liability and Far Value Measurement

Upon the issuance of certain convertible notes payable, the Company determined that the features associated with the embedded conversion option embedded in the notes payable should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible notes payable, the Company estimated the fair value of the embedded derivatives of $847,987 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 391.42% to 398.53%, (3) weighted average risk-free interest rate of 0.86 to 1.60%, (4) expected life of one to three years and (5) estimated fair value of the Company’s common stock of $0.23 to $1.07 per share.

On February 29, 2020, the Company estimated the fair value of the embedded derivatives of $664,562 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 389.74%, (3) weighted average risk-free interest rate of 0.86% to 1.37%, (4) expected life of 0.18 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.23 per share.

The Company adopted the provisions of ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2 — Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

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

As of February 29, 2020, the Company did not have any derivative instruments that were designated as hedges.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of February 29, 2020 and August 31, 2019:

	February 29, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$664,562	$-	$-	$664,562

	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$-	$-	$-	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended February 29, 2020:

Balance, August 31, 2019	$-
Transfers in due to issuance of convertible promissory notes	847,987
Transfers out due to conversions of convertible promissory notes	-
Mark to market to February 29, 2020	(183,425)
Balance, February 29, 2020	$664,562
Gain on change in derivative liability for the six months ended February 29, 2020	$183,425

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

Note 13. Preferred Shares

On December 16, 2019, the Corporation authorized ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Company ("Preferred Stock") in one or more series, and expressly authorized the Board of Directors of the Company (the "Board"), subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences, powers, restrictions, and limitations of the shares of such series. On this date, the Board of Directors authorized the designation of eight million (8,000,000) preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock On December 16, 2019, the Corporation authorized ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Company ("Preferred Stock") in one or more series, and expressly authorized the Board of Directors of the Company (the "Board"), subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences, powers, restrictions, and limitations of the shares of such series. On this date, the Board of Directors authorized the designation of eight million (8,000,000) preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

 (Unaudited)

Note 14. Subsequent Events

On March 24, 2020, the Company received notice of allowance for its trade mark applications for Gummies You Can Feel™. The trademark numbers is U.S. Trademark SN 88590925: GUMMIES YOU CAN FEEL: Docket/Reference No. MCTC-201.

On March 19, 2020, the Company entered into a Securities Purchases Agreement and Convertible Promissory Note in the principal amount of $150,000. The note, which is payable one year after issuance, carries interest at 10% per annum. On March 19, 2020, the Company received its first disbursement under this agreement in the amount of $50,000. Less an original discount and other certain fees, the Company netted $43,000. The note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion. Additionally, the issuer was granted three-year warrant coverage at $0.48. The note shall not be able to be converted in an amount that would result in the beneficial ownership of more than 4.99% of the Company outstanding common stock.

On March 30, 2020, the Company filed Articles of Incorporation for Cannabis Global, Inc. in the State of Nevada. Concurrently, the Company filed Articles of Domestication in the State of Nevada and Articles of Conversion in the State of Delaware, to effectively change its domicile from Delaware to Nevada, effective March 30, 2020, and to begin operations as of that date as Cannabis Global, Inc., a Nevada Corporation. The Company intends to file a Notice of Corporate Action with FINRA to formally change its name and trading symbol.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended February 29, 2020, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “MCTC” refer to Cannabis Global, Inc, formerly known as MCTC Holdings, Inc.

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

On February 16, 2020, the Company acquired Lelantos Biotech, Inc., which was involved in various aspects of research and development in areas that were of interest to MCTC. Lelantos was a recently created corporation and had assets consisting only of intellectual property in the form of trade secrets relative to cannabinoid delivery systems, had no liabilities and no other business operations. The Company believes the acquisition of Lelantos will advanced its programs in the areas of cannabinoid delivery systems and product development based on technologies relating to these areas.

Our aim is to create and commercialize engineered technologies to deliver hemp extracts and cannabinoids to the human body. Additionally, we plan to develop consumer products, based on these and other technologies.

Our R&D programs included the following;

1.	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.
2.	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.
3.	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.
4.	Establishment of new methods to increase the bioavailability of cannabinoids to the human body utilizing nanoparticles and other proven bioenhancers, including naturally occurring glycosides, unique infusions with other food stuffs, and d-α-Tocopherol polyethylene glycol 1000 succinate (TPGS), which is widely used as a water-soluble vitamin E formulation.
5.	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered trade secrets by the Company.

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

● Provision Patent - Nanoparticles and nanofibers of cannabinoids.

● Provision Patent Filing - Powdered formations of cannabinoids.

● Provision Patent Filing – Article, method and apparatus for producing a cannabinoid enriched beverage

● Trade Mark – Hemp You Can Feel™

● Trade Mark – Gummies You Can Feel™

The Company received notice of allowance for its trade mark applications for Gummies You Can Feel™. The trademark numbers is U.S. Trademark SN 88590925: GUMMIES YOU CAN FEEL: Docket/Reference No. MCTC-201.

Employees

As of February 29, 2020, we had two employees, our chief executive officer and our chief financial officer. The Company also relies on the services of contractors and service providers who perform various operational and financial related services for the organization.

Results of Operations

For the Three months Ended February 29, 2020 and February 28, 2019

Product revenues for the quarterly financial period ending February 29, 2020, were $0 compared to $0 reported during the quarterly financial period ending February 28, 2019.

During the financial period ending February 29, 2020, cost of goods sold was $0 compared to $0 for the years earlier period.

Accounts receivable were $10,003 for the period ending February 29, 2020. Compared to $10,003 for the period ending November 30, 2019. The balances were a result of the Company signing an initial order for products and due to an increase in consulting revenues during the quarter ending November 30, 2019. Of this $10,003 accounts receivable, $5,000 is a Related Party transaction.

During the financial period ending February 29, 2020, the Company began to incur operating expense as it organized the production of new products. Advertising expense during the period was $14,262 and consulting services were $67,662. Professional fees and General and Administrative Fees were $133,159 and $195,832, respectively. Total operating expenses were $410,915. For the period ending February 28, 2019, the Company incurred only $4,682 in operating expenses. The increase in operating expenses for the period ending 2020 versus 2019 was attributable to the ongoing reorganization of the business, the hiring of consultants and preparation to accept customer orders for new products developed.

Interest expenses for the financial period ending February 29, 2020 were $522,203 compared to $2,661 for the financial period ending February 28, 2019. The decrease was attributable to notes sold during the 2019 and additional interest costs associated with the acquisition of Lelantos Biotech, Inc.

During the financial period ending February 29, 2020, net loss was $792,196 compared to $7,343 for the financial period ending February 28, 2019. The increase in net loss was attributable mainly to increased spending associated with the reorganization of the business, expenses relating to hiring consultants and general costs associated with the design of new product in preparation of customer orders, and increased interest expenses. The net loss financial period ending February 29, 2020, results in a loss per share of $0.06, compared to a negligible loss per share ($0.00) during the year ago period.

Liquidity and Capital Resources

As of the end of the quarterly financial period ending February 29, 2020, we had an accumulated deficit of $2,275,234 and cash and cash equivalents of $157,015. Consequently, we are dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended August 31, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

During the three months ended February 29, 2020, the Company issued four convertible promissory notes having an aggregate principal amount of $256,500, aggregate original issue discount (OID) of $10,500, and aggregate legal fees of $11,000, resulting in aggregate net proceeds to the Company of $235,000. The notes mature in one year from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. Commencing one hundred eighty (180) days following the issuance date of $198,750 of the notes and commencing immediately following the issuance of $57,750 of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices ranging from 50% - 60% of the lowest previous fifteen (15) to twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $256,500, which is being amortized to interest expense over the term of the notes. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of February 29, 2020, the carrying value of the notes was $27,419, net of debt discount of $229,081 and accrued interest was $2,749.

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

Other Contractual Obligations

Our Company entered into a one-year lease during August of 2019 for a commercial food production facility located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month through September of 2020.

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

As of the quarter ended February 29, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of February 29, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended February 29, 2020, the Company issued four convertible promissory notes having an aggregate principal amount of $256,500, aggregate original issue discount (OID) of $10,500, and aggregate legal fees of $11,000, resulting in aggregate net proceeds to the Company of $235,000. The notes mature in one year from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. Commencing one hundred eighty (180) days following the issuance date of $198,750 of the notes and commencing immediately following the issuance of $57,750 of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices ranging from 50% - 60% of the lowest previous fifteen (15) to twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $256,500, which is being amortized to interest expense over the term of the notes. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of February 29, 2020, the carrying value of the notes was $27,419, net of debt discount of $229,081 and accrued interest was $2,749.

Authorization of Preferred Class of Common Stock

On December 16, 2019, the Corporation authorized ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Company ("Preferred Stock") in one or more series, and expressly authorized the Board of Directors of the Company (the "Board"), subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences, powers, restrictions, and limitations of the shares of such series. On this date, the Board of Directors authorized the designation of eight million (8,000,000) preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to fifty (50) votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. These shares were issued to Company directors as follow: Director Arman Tabatabaei, 2 million shares of Series A Preferred Stock; Director Edward Manolos, 2 million shares of Series A Preferred Stock; Director Robert L. Hymers, III, 2 million shares of Series A Preferred Stock; and Director Dan Nguyen, 2 million shares of Series A Preferred Stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Item	Description
2.1	Convertible Note Agreement Dated January 16, 2020

2.2	Securities Purchase Agreement Dated January 16, 2020

2.3	Convertible Note Dated January 16, 2020

2,4	Securities Purchase Agreement Dated January 16, 2020

2.5	Convertible Note Dated December 26, 2019

2.6	Securities Purchase Agreement Dated December 26, 2019

2.7	Convertible Note Dated February 18, 2020

2.8	Securities Purchase Agreement Dated February 18, 2020

2.9	Acquisition Agreement Dated February 4, 2020

2.1	Seller’s Acquisition Note Date February 12, 2020

2.11	Seller’s Acquisition Note Date February 12, 2020

2.12	Seller’s Acquisition Note Date February 12, 2020

3.1	Board of Directors Resolution – Convertible Notes January 16, 2020

3.2	Board of Directors Resolution – Convertible Notes March 19, 2020

3.3	Board of Directors Resolution – Convertible Notes January 31, 2020

3.4	Board of Directors Resolution – Convertible Notes January 31, 2020

3.5	Board of Directors Resolution – Convertible Notes December 16, 2020

3.6	Board of Directors Resolution – Convertible Notes December 26, 2020

3.7	Board of Directors Resolution – Convertible Notes January 16, 2020

3.8	Board of Directors Resolution – Convertible Notes February 18, 2020

3.9	Preferred Stock Certificates of Designations

3.1	CFO Hymers Agreement

3.11	Independent Director’s Agreement

3.12	For Profit Formation Nevada March 18, 2020

3.13	Articles of Domestication Nevada March 18, 2020

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannabis Global, Inc.
(Registrant)

April 3, 2020	By: /s/ Robert L. Hymers III
Robert L. Hymers III
Principal Accounting Officer

April 3, 2020	By: /s/ Arman Tabatabaei
Arman Tabatabaei
President, Chief Executive Officer, Director

