Form 10-K/A
period 2019-08-31
CANNABIS GLOBAL, INC.
filed 2020-06-05
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended August 31, 2019
Or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

formerly MCTC Holdings, Inc.

Nevada (State or other jurisdiction of incorporation or organization)	83-1754057 (I.R.S. Employer Identification No.)
520 S. Grand Avenue, Suite 320 Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

(310) 986-4929
(Registrant's telephone number, including area code)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes [_]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act . Yes [_]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_]  No [X]

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

Unless otherwise noted or the context indicates otherwise “we,” “us,” “our,” “Company” or “MCTC” refers to Cannabis Global, Inc.

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

Background

Cannabis Global, Inc., headquartered in Los Angeles, California, a developmental company primarily focused on creation and commercialization of engineered technologies to deliver hemp extracts and cannabinoids to the human body. Additionally, we plan to develop consumer products, based on these and other technologies.

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

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Robert L. Hymers III (1)	2,888,889	23.6%
Edward Manolos	2,888,889	23.6%
Dan Van Nguyen	2,888,889	23.6%
Arman Tabatabaei	800,000	6.5%
All Directors and Executive Officers as a Group	9,466,667	77.21%

(1) Mr. Hymers resigned as an officer and director on April 30, 2020.

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

Mr. Hymers resigned as a director and officer on April 30, 2020.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit Number	Exhibit Name

Corporate Documents
3	Certificate of Incorporation
3i	Amendment to Certificate of Incorporation
3.ii	By Laws

Legal and Consents
5.1	Opinion of Mailander Law Office, Inc. regarding the legality of the securities being registered
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Material Contracts and Other

10.1	Executive Employment Agreement CEO Arman Tabatabaei
10.2	Change of Control Stock Purchase Agreement
10.3	Director Agreement – Robert L. Hymers III
10.4	Director Agreement - Dan Van Nguyen
10.5	Director Agreement – Edward Manolos
10.6	Private Placement Memorandum – July 3, 2019
10.7	Private Placement Memorandum – July 10, 2019
10.8	Private Placement Memorandum – July 16, 2019
10.9	Private Placement Memorandum – July 19, 2019
10.1	Private Placement Memorandum – August 15, 2019
10.11	Private Placement Memorandum – August 19, 2019
10.12	Property Lease 520 Grand Ave, Suite 320 Los Angeles, CA 90071
10.13	Property Lease 6130 S Avalon Ave Los Angeles, CA
10.14	DBA Filing with State of California
10.15	Resignation of Former CEO Garry McHenry
31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

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

Date: June 5, 2020	CANNABIS GLOBAL, INC.
	By:	/S/ Arman Tabatabaei Arman Tabatabaei Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arman Tabatabaei, Dan Van Nguyen and Edward Manolos and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Arman Tabatabaei	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive and Financial Officer)	June 5, 2020

/S/ Dan Van Nguyen	Director	June 5, 2020

/S/ Edward Manolos	Director	June 5, 2020

