Form 10-Q
period 2020-05-31
CANNABIS GLOBAL, INC.
filed 2020-07-15
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2020.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Ste. 320
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common	MCTC	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
Emerging growth company	[_]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

As of the end of the quarterly reporting period ending May 31, 2020 there were 17,066,096 shares of the registrant's common stock outstanding. As of July 15, 2020, there were 24,127,592 shares of the registrant’s common stock outstanding, respectively.

1

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended May 31, 2020

ITEM I — FINANCIAL STATEMENTS

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	May 31,	August 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$84,866	$152,082
Accounts Receivable	5,000	—
Accounts Receivable - Related Party	5,003	—
Inventory	39,051	2,299
Total Current Assets	133,920	154,381

Machinery & Equipment- Net	14,304	13,248

Other Assets
Intangible Assets	612,400	—
Notes Receivable	40,000	40,000
Rent Deposit	7,200	7,200

TOTAL ASSETS	$807,824	$214,829

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$191,510	$92,806
Accounts Payable - Related Party	—	1,139
Accrued Interest	25,576	—
Accrued Professional and Legal Expenses	—	5,885
Accrued R&D Expenses	—	6,250
Convertible Notes, Net of Debt Discount of $298,706 and 0, respectively	666,562	33,334
Derivative Liability	1,903,234	—
Notes Payable - Related Party	35,500	14,000
Total Current Liabilities	2,822,382	153,414

Total Liabilities	2,822,382	153,414

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 8,000,000 shares Issued and
Outstanding at May 31, 2020 and August 31, 2019	600	—
Common Stock, par value $0.001,
290,000,000 shares Authorized, 12,524,307 shares Issued and Outstanding at August 31, 2019 and 17,066,096 at May 31, 2020	1,707	1,253
Additional Paid-In Capital	3,005,633	1,184,923
Shares to be issued	1,305	2,840
Accumulated Deficit	(5,023,803)	(1,127,601)

Total Stockholder's Equity (Deficit)	(2,014,558)	61,415

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$807,824	$214,829

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019

Revenue:
Products Sales	$19,750	$—	$24,753	$—
Consulting Revenue- Related Party	—	—	$5,000	—
Total Revenue	19,750.00	—	$29,753	—

Cost of Goods Sold	16,788.00	—	$19,688	—
Gross Profit	2,962.00	—	$10,065	—

Operating Expenses:
Advertising Expenses	80,705	—	96,399	—
Consulting Services	631,950	—	735,495	—
Professional Fees	355,692	500	637,806	15,354
General and Administrative Expenses	170,303	5,325	553,658	9,914
Total Operating Expenses	1,238,650	5,825	2,023,358	25,268

Operating Loss	(1,235,688)	(5,825)	(2,013,293)	(25,268)

Other Income (Expense)
Interest Expense	(283,448)	(2,644)	(836,901)	(7,827)
Gain on Debt Cancellation	50,747	10,000	50,747	10,000
Changes in Fair Value of Derivative Liabilities	(1,280,180)	—	(1,096,755)	—
Total Other Income (Expense)	(1,512,881)	7,356	(1,882,909)	2,173

Net Loss	$(2,748,569)	$1,531	$(3,896,202)	$(23,095)

Basic & Diluted Loss per Common Share	$(0.22)	$0.00	$(0.03)	$(0.00)

Weighted Average Common Shares
Outstanding	12,549,491	12,257,640	12,549,491	12,257,640

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE NINE MONTHS ENDED MAY 31, 2020

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2018	—	$—	12,257,640	$1,226	—	$—	$601,825	$(738,004)	$(134,953)

Net loss	—	—	—	—	—	—	—	(17,283)	(17,283)

Balance, November 30, 2018	—	—	12,257,640	1,226	—	—	601,825	(755,287)	(152,236)

Net loss	—	—	—	—	—	—	—	1,531	1,531

Balance, February 28, 2019	—	—	12,257,640	1,226	—	—	601,825	(753,756)	(150,705)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2019	—	$—	12,524,307	$1,253	1,893,333	$189	$1,187,574	$(1,127,601)	61,415
Common stock issued for services rendered	—	—	1,893,333	189	(1,893,333)	(189)	—	—	—
Shares Issued for Services	—	—	23,333	2			20,881		20,883
Stock based compensation	—	—	—	—	—	—	95,670	—	95,670
Proceeds from common stock subscriptions	—	—	203,333	20	—	—	74,980		75,000
Proceeds from common stock subscriptions - To be Issued	—	—	—	—	260,000	26	64,974	—	65,000
Discount on convertible note	—	—	—	—	—	—	20,000	—	20,000
Effects of Reverse stock-split			188,822	19			(19)		—
Net Loss								(385,437)	(385,437)
Balance, November 30, 2019	—	—	14,833,128	$1,483	260,000	$26	$1,464,060	$(1,513,038)	$(47,469)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit		Total
Common stock issued for services rendered	—	—	—	—	—	—	—	—	—	—
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	400,000	400	112,000		—	112,400
Proceeds from common stock subscriptions - To be Issued	—	—	260,000	26	(260,000)	(26)	—		—	—
Stock based compensation	—	—	—	—	—	—	94,618			94,618
Net Loss	—	—	—	—	—	—	—		(762,196)	(762,196)
Balance, February 29, 2020	—	—	15,093,128	$1,509	400,000	$400	$1,670,678		$(2,275,234)	$(602,647)

Proceeds from common stock subscriptions	—	—	1,222,941	122	—	—	159,878		—	160,000
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	—	—	—		—	—
Discount on convertible notes					694,900	695	340,066			340,761
Common stock issued for services rendered	—	—	750,000	75	2,100,000	210	737,040		—	737,325
Stock based compensation	—	—	—	—	—	—	97,772		—	97,772
Preferred stock issued	6,000,000	600	—	—	—	—	200		—	800
Net Loss	—	—	—	—	—	—	—		(2,748,569)	(2,748,569)
Balance, May 31, 2020	6,000,000	600	$17,066,069	$1,707	$3,194,900	$1,305	$3,005,633		$(5,023,803)	$(2,014,558)

  The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(3,896,202)	(23,095)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash Interest Expense	841,870	—
Depreciation Expense	2,444	—
Stock Based Compensation	835,897	—
Changes in Fair Value of Derivative Liabilities	1,096,755	—
Changes In:
Accounts Receivable	(5,000)
Accounts Receivable - Related Party	(5,003)
Inventory	(36,752)	—
Accounts Payable	98,704	(11,688)
Accounts Payable - Related Party	(1,139)	(6,200)
Accrued Professional and Legal Expenses	(5,885)	—
Accrued R&D Expenses	(6,250)	—
Accrued Interest	25,576	5,235
Accrued Interest - Related Party	—	2,592
Net Cash Used in Operating Activities	(1,054,985)	(33,156)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(3,500)
Net Cash Provided by Investing Activities	(3,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	300,000	—
Proceeds from Convertible Debentures	691,269	—
Proceeds from Note Payable - Related Party	—	28,504
Net Cash Provided by Financing Activities	991,269	28,504

Net (Decrease) Increase in Cash	(67,216)	(4,652)
Cash at Beginning of Period	152,082	4,652

Cash at End of Period	84,866	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Gain on Debt Cancellation	$50,747	$10,000
Franchise Taxes	$—	$—

Shares to be issued and loan incurred for acquisition of intangible assets	$612,400	$—

  The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

(Unaudited)

Note 1. Organization and Description of Business

Cannabis Global, Inc., formerly known as MCTC Holdings, Inc., is located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc., under the ticker symbol “MCTC.” We are a research and development company focused on cannabinoid research and unique delivery cannabinoid delivery methods.

Our aim is to create and commercialize proprietary engineered technologies to deliver hemp extracts and cannabinoids to the human body. We are achieving this goal by way of the introduction to the industry of new hemp and hemp extract infusion technologies, and via the introduction of new consumer products based on these technologies.

Our research and development programs included the following;

1)      Development of new routes and vehicles for hemp extraction and cannabinoid delivery to the human body.

2)      Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery. In particular, we are developing specific technology to delivery rare cannabinoids.

3)      Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4)      Establishment of new methods to increase the bioavailability of cannabinoids to the human body utilizing nanoparticles, nanofibers, and other proven bioenhancers, including naturally occurring glycosides, unique infusions with other food stuffs, and d-α-Tocopherol polyethylene glycol 1000 succinate (TPGS), which is widely used as a water-soluble vitamin E formulation.

5)      A comprehensive research and development initiative, named Project Varin, to develop novel production methods for production of, and use for, rare cannabinoids, Tetrahydrocannabivarin (THC-V) and Cannabinol (CBN). Several developments have been made via the research initiative, including novel production methods for polymeric nanoparticles and nanofibers, and novel products based on the nanoparticles and nanofibers produced by the Company is its research partners.

6)      Unique “powderization” technologies to transform liquid based cannabinoid-containing substances into free flowing power form for use in foods and beverages.

On May 6, 2020, the Company signed a joint venture agreement with RxLeaf, Inc. (“RxLeaf”) a Delaware corporation, creating a joint venture for the purpose of marketing the Company’s products to consumers. Under the terms of the agreement, the Company will produce products, which will be sold by RX Leaf via its digital marketing assets. The Company agreed to share the profits from the joint venture on a 50/50 basis. A copy of the joint venture agreement is included as an exhibit.

On March 30, 2020, the Company filed Articles of Incorporation for Cannabis Global, Inc. in the State of Nevada. Concurrently, the Company filed Articles of Domestication in the State of Nevada and Articles of Conversion in the State of Delaware, to effectively change its domicile from Delaware to Nevada, effective March 30, 2020, and to begin operations as of that date as Cannabis Global, Inc., a Nevada Corporation. On April 13, 2020, the Company filed a Notice of Corporate Action with FINRA to formally change its name, trading symbol and domicile. The Company is not planning to change its fiscal year. As of the date of this filing, the FINRA Corporate Action is pending.

On February 16, 2020, the Company acquired Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”). Lelantos owned assets including intellectual property in the form of trade secrets, intellectual property rights and trade secrets concerning cannabinoid delivery systems. Lelantos had no liabilities or other business operations. The parties to the acquisition agreement were the Company, Lelantos, Ma Helen M. Am Is, Inc., a Wyoming corporation (“Helen M.”), East West Pharma Group, Inc., a Wyoming corporation (“East West”), and New Horizons Laboratory Services, Inc., a Wyoming corporation (“New Horizons”). There were no material relationships between the Company or its affiliates, and Lelantos, Helen M., East West, New Horizons, or any of their respective affiliates, other than in respect of the material definitive agreement. The terms and conditions of the agreement required the Company to issue 400,000 shares of its common stock to Lelantos, and separately, issue an aggregate of $500,000 in the form of notes payable as follows: $225,000 to Helen M.; $50,000 to East West, $225,000 to New Horizons. The notes matured on May 31, 2020. All notes payable had terms and conditions more fully described in the Company’s Form 8-K filing of February 20, 2020. On May 31, 2020, the Company and East West agreed to cancel the $50,000 note. All principal and interest were forgiven. The Company did not incur any penalty or other costs associated with the cancellation of the East West note. On May, 30, 2020, the Company, New Horizons and Helen M. entered into forbearance agreements concerning their respective notes payable, The forbearance agreements resulted in new notes amending the maturity dates to November 15, 2020, and increased the interest rates on the notes to 9% respectively. On May 31, 2020, the Company, New Horizons and Helen M, entered into material modification agreements cancelling the original February 4, 2020 notes, as amended, completely, and the obligation to issue 400,000 shares to Lelantos under the acquisition agreement. The modification agreement required the Company, as consideration for the acquisition of Lelantos, to issue a new single note to Lelantos in the sum of $500,000, with payment terms and conditions more fully disclosed in the Company’s Form 8-K filed on June 18, 2020. This modification agreement is outlined in further detail in Subsequent Events.

On August 9, 2019, our board of directors determined the Company no longer met the definition of a Shell Company as defined in Item 1101(b) of Regulation AB (§ 229.1101(b) of this chapter), which defines a Shell Company as one that has: 1) No or nominal operations; and 2) Either: (i) No or nominal assets; (ii) Assets consisting solely of cash and cash equivalents; or (iii) Assets consisting of any amounts of cash and cash equivalents and nominal other assets. By way of the Company: 1) beginning business activities and operations, 2) hiring its CEO, 3) appointing a highly experienced board of directors, 4) retaining consultants, 5) signing two property leases, 6) approval of budgets and business plans for several initiatives, 7) production of product samples, 8) sales initiatives to prospective customers, and other related business activities, the board of directors believes such activities are qualified as non-nominal operations and therefore the board of directors declared its believe the Company is no longer defined by Item 1101(b) of Regulation AB (§ 229.1101(b) of this chapter).

On August 9, 2019, the Company filed a DBA in California registering the operating name Cannabis Global.

On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei for one thousand dollars ($1,000) (See “Transactions with Related Persons, Promoters and Certain Control Persons”).

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

(Unaudited)

On or about June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. being the surviving entity, and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

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

Note 2. Going Concern Uncertainties

During recent financial reporting periods, the Company has continued its research and development programs and completed the development of several of its products, beginning initial shipments to new customers. For the quarter ending May 31, 2020, revenues were $19,750. The Company has an accumulated deficit of $5,023,803 as of May 31, 2020, and does not have positive cash flows from operating activities. Furthermore, as shown in the accompanying financial statements for nine months ended May 31, 2020, the Company had a net loss of $3,896,202 and used cash in operations of $1,054,985. The Company expects to incur additional losses as it executes its business strategy. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of May 31, 2020, and May 31, 2019, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of May 31, 2020 or May 31, 2019.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of May 31, 2020, and May 31, 2019, we had $0 and $0 allowance for doubtful accounts, respectively.

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

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the quarter ended May 31, 2020 and May 21, 2019.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented. We intend to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

In accordance with FASB ASC Topic 606, Revenue Recognition, we will recognize revenue when persuasive evidence of a significant financing component exists in our product sales contracts. We examine and evaluate when our customers become liable to pay for goods; how much consideration is paid as compared to the cash selling price of the goods; and, the length of time between our performance and the receipt of payment.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending May 31, 2020, and May 31, 2019, we incurred no income taxes and had no liabilities related to federal or state income taxes.

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

Note 4. Net Loss Per Share

During the three-month quarterly reporting period ending May 31, 2020, the Company recorded a net loss of $2,748,569, which equals a loss of $0.22 on a weighted average common shares outstanding of 12,549,491 common shares.   Net loss per share during the three-month quarterly reporting period ending May 31, 2019 was $0.00 per share.  The increase in the net loss per share for the three-month quarterly reporting period ending May 31, 2020 was primarily a result of increased operating expenses as the Company reorganized and due to increased interest expenses.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Note 5. – Notes Receivable – Related Party

On April 30, 2020, the Company entered into a settlement agreement with its Chief Financial Officer (the “CFO”) whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. As of May 31, 2020, the carrying value of the note was $3,796, net of debt discount of $26,204 and accrued interest was $255.

Upon the issuance of the convertible promissory notes with variable conversion prices, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible notes payable, the Company estimated the fair value of the embedded derivatives of $1,038,111 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 389.94% to 398.53%, (3) risk-free interest rate of 0.16% to 1.60%, (4) expected life of one to three years and (5) estimated fair value of the Company’s common stock of $0.17 to $1.07 per share.

On May 31, 2020, the Company estimated the fair value of the embedded derivatives of $2,189,684 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 395.12%, (3) risk-free interest rate of 0.16% to 0.17%, (4) expected life of 0.57 to 1.75 years, and (5) estimated fair value of the Company’s common stock of $0.55 per share.

The Company issued two convertible promissory notes during the three month financial period ended February 29, 2020 having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s current executive officer, Arman Tabatabaei, and $53,768 is payable to the Company’s former chief financial officer. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. As of May 31, 2020, the carrying value of the notes was $19,021, net of debt discount of $114,080 and accrued interest was $3,782. On May 22, 2020, Mr. Tabatabaei converted the principal amount of $79,333 and interest of 2,608.33, for a total amount of $81,941.55 into 694,902 common shares.

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,666,67. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 5 - Notes Receivable, Related Party and in the footnote outlining Related Party Transactions. These notes are additionally described herein in Footnote 6- Notes to Shareholders, Related Party and in the footnote outlining Related Party Transactions.

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404). Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Note 6. Intangible Assets

On February 16, 2020, the Company acquired Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”). Lelantos owned assets including intellectual property in the form of trade secrets, intellectual property rights and trade secrets concerning cannabinoid delivery systems. Lelantos had no liabilities or other business operations. The parties to the acquisition agreement were the Company, Lelantos, Ma Helen M. Am Is, Inc., a Wyoming corporation (“Helen M.”), East West Pharma Group, Inc., a Wyoming corporation (“East West”), and New Horizons Laboratory Services, Inc., a Wyoming corporation (“New Horizons”). There were no material relationships between the Company or its affiliates, and Lelantos, Helen M., East West, New Horizons, or any of their respective affiliates, other than in respect of the material definitive agreement. The terms and conditions of the agreement required the Company to issue 400,000 shares of its common stock to Lelantos, and separately, issue an aggregate of $500,000 in the form of notes payable as follows: $225,000 to Helen M.; $50,000 to East West, $225,000 to New Horizons. The notes matured on May 31, 2020. All notes payable had terms and conditions more fully described in the Company’s Form 8-K filing of February 20, 2020. On May 31, 2020, the Company and East West agreed to cancel the $50,000 note. All principal and interest were forgiven. The Company did not incur any penalty or other costs associated with the cancellation of the East West note. On May, 30, 2020, the Company, New Horizons and Helen M. entered into forbearance agreements concerning their respective notes payable, The forbearance agreements resulted in new notes amending the maturity dates to November 15, 2020, and increased the interest rates on the notes to 9% respectively. On May 31, 2020, the Company, New Horizons and Helen M, entered into material modification agreements cancelling the original February 4, 2020 notes, as amended, completely, and the obligation to issue 400,000 shares to Lelantos under the acquisition agreement. The modification agreement required the Company, as consideration for the acquisition of Lelantos, to issue a new single note to Lelantos in the sum of $500,000, with payment terms and conditions more fully disclosed in the Company’s Form 8-K filed on June 18, 2020. This modification agreement is outlined in further detail in Subsequent Events.

All of the Company’s patents are provisional patents. As such, the cost of the provisional patents and pending applications will not be amortized until the permanent patent is filed and approved.

Note 7. Note Payable

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, anytime after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. At maturity, on May 31, 2020, (i) the Company received forbearance agreements for the two tranches of $225,000 each whereby the maturity date was extended to July 15, 2020 and the interest rate was increased to 9%; and (ii) the $50,000 note and all accrued interest thereon, in the amount of $747, was forgiven. Accordingly, the Company recognized a gain for debt forgiveness of $50,747. As of May 31, 2020, the carrying value of the notes was $450,000 and accrued interest payable was $10,750.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, anytime after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of May 31, 2020, the carrying value of the note was $100,000 and accrued interest payable was $2,389.

Note 8. Related Party Transactions

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

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen for loans made to the Company, each in the amount of $16,666.67 for a total balance of $33,334. The notes bear interest at 5% per annum and do not have a fixed payment schedule or maturity date. These notes are additionally described herein in Footnote 7 - Notes Payable.

On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei for one thousand dollars ($1,000).

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019 (the “Split Tee Note”). The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited. On May 15, 2020, the outstanding balance of the Split Tee Note was reduced via a payment of $15,000.

During the three months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Company’s previous Chief Financial Officer, Robert L. Hymers III. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, Mr. Tabatabaei converted the principal amount of $79,333 and interest of 2,608.33, for a total amount of $81,941.55 into 694,902 common shares. As of May 31, 2020, the carrying value of the notes was $19,021, net of debt discount of $114,080 and accrued interest was $3,782.

On April 30, 2020, the Company entered into a settlement agreement with Robert L. Hymers III, its Chief Financial Officer (the “CFO”), whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. As of May 31, 2020, the carrying value of the note was $3,796, net of debt discount of $26,204 and accrued interest was $255.

Upon the issuance of the convertible promissory notes with variable conversion prices, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible notes payable, the Company estimated the fair value of the embedded derivatives of $1,038,111 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 389.94% to 398.53%, (3) risk-free interest rate of 0.16% to 1.60%, (4) expected life of one to three years and (5) estimated fair value of the Company’s common stock of $0.17 to $1.07 per share.

On May 31, 2020, the Company estimated the fair value of the embedded derivatives of $2,189,684 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 395.12%, (3) risk-free interest rate of 0.16% to 0.17%, (4) expected life of 0.57 to 1.75 years, and (5) estimated fair value of the Company’s common stock of $0.55 per share.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Note 9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at May 31, 2020 and August 30, 2019, are as follows:

	May 31 , 2020	August 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$1,184,941	$212,618
Capitalized research and development	—	—
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	1,182,978	214,581

Less: valuation allowance	(1,182,978)	(214,581)

Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $968,397 for the nine months ended May 31, 2020. The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at May 31, 2020 available to offset future federal taxable income, if any, of $4,597,902 which will fully expire by the fiscal year ended May 31, 2040.  Accordingly, there is no current tax expense for the nine months ended May 31, 2020. In addition, the Company has research and development tax credit carry forwards of $1,923 at May 31, 2020, which are available to offset federal income taxes and fully expire by May 31, 2040.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the nine months ended May 31, 2020 and May 31, 2019.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Note 10. Convertible Notes Payable

On November 6, 2019, the Company issued a convertible promissory note in the principal amount of $20,000 along with 26,667 three-year warrants exercisable at $3.50 per share in exchange for proceeds of $20,000. The note matures May 6, 2020 and bears interest at the rate of 7% per annum, payable at maturity. Commencing thirty (30) days following the issuance date, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a conversion price equal to the lower of (i) $0.75 per share; or (ii) 80% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the issuance of the warrants as well as the beneficial conversion feature, upon issuance, the Company recognized total debt discount of $20,000, which is being amortized to interest expense over the term of the note. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. At maturity, on May 6, 2020, the Company entered into a settlement agreement with the noteholder whereby the Company paid the entire principal balance of $20,000 and accrued interest of $712 in cash and the warrants were canceled. There was no gain or loss recognized for the settlement.

During the three months ended February 29, 2020, the Company issued four convertible promissory notes having an aggregate principal amount of $256,500, aggregate original issue discount (OID) of $10,500, and aggregate legal fees of $11,000, resulting in aggregate net proceeds to the Company of $235,000. The notes mature in one year from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. Commencing one hundred eighty (180) days following the issuance date of $198,750 of the notes and commencing immediately following the issuance of $57,750 of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices ranging from 50% - 60% of the lowest previous fifteen (15) to twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $256,500, which is being amortized to interest expense over the term of the notes. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of May 31, 2020, the carrying value of the notes was $91,894, net of debt discount of $164,606 and accrued interest was $9,215.

On March 19, 2020, the Company issued a convertible promissory note, payable in tranches, having an aggregate principal amount of $150,000, aggregate original issue discount (OID) of $15,000, and an aggregate of 468,750 three-year warrants exercisable at $0.48/share. The notes mature one year from the respective issuance date of each tranche and bear interest at the rate of 10% per annum, payable at maturity. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the lower of 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 25 trading days prior to: (i) the issuance date; or (ii) the conversion date. On March 19, 2020, the first tranche of $50,000, less OID of $5,000, was received, resulting in net proceeds to the Company of $45,000, and the Company issued 156,250 three-year warrants exercisable at $0.48 per share. On May 4, 2020, the second tranche of $25,000, less OID of $2,500, was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three-year warrants exercisable at $0.48 per share. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $75,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of May 31, 2020, the carrying value of the note was $11,849, net of debt discount of $63,151 and accrued interest was $1,185.

Related Parties

During the three months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Company’s Chief Financial Officer (Robert L. Hymers III). The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, the Chief Executive Officer converted $79,333 in principal and $2,608 of accrued interest into 694,902 shares of common stock to be issued having a fair value of $232,792. The conversion resulted in the elimination of $70,313 of remaining debt discount, the elimination of $231,632 of derivative liabilities, and a $10,468 gain on conversion that resulted from a related party and was therefore included in Additional paid-in capital. As of May 31, 2020, the carrying value of the note to the former Chief Financial Officer (see below) was $9,023, net of debt discount of $44,745 and accrued interest was $1,782.

On April 30, 2020, the Company entered into a settlement agreement with its Chief Financial Officer (Robert L. Hymers III, hereinafter referred to as the “CFO”) whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. As of May 31, 2020, the carrying value of the note was $3,796, net of debt discount of $26,204 and accrued interest was $255.

Upon the issuance of the convertible promissory notes with variable conversion prices, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible notes payable, the Company estimated the fair value of the embedded derivatives of $1,038,111 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 389.94% to 398.53%, (3) risk-free interest rate of 0.16% to 1.60%, and (4) expected life of one to three years.

On May 31, 2020, the Company estimated the fair value of the embedded derivatives of $2,189,684 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 395.12%, (3) risk-free interest rate of 0.16% to 0.17%, and (4) expected life of 0.57 to 1.75 years.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Note 11. Derivative Liability and Far Value Measurement

determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible notes payable, the Company estimated the fair value of the embedded derivatives of $1,038,111 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 389.94% to 398.53%, (3) risk-free interest rate of 0.16% to 1.60%, and (4) expected life of one to three years.

On May 31, 2020, the Company estimated the fair value of the embedded derivatives of $2,189,684 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 395.12%, (3) risk-free interest rate of 0.16% to 0.17%, and (4) expected life of 0.57 to 1.75 years.

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

As of May 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of May 31, 2020 and August 31, 2019:

	May 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,903,234	$—	$—	$1,903,234

	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$—	$—	$—	$—

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended May 31, 2020:

Balance, August 31, 2019	$—
Transfers in due to issuance of convertible promissory notes	1,038,111
Transfers out due to conversions of convertible promissory notes	(231,632)
Mark to market to May 31, 2020	1,096,755
Balance, May 31, 2020	$1,903,234
Loss on change in derivative liability for the nine months ended May 31, 2020	($1,096,755)

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

 (Unaudited)

Note 13. Subsequent Events

On June 30, 2020, the Company’s Board of Directors extended the Executive Employment Agreement for the Company’s CEO and CFO, Arman Tabatabaei for a term of one (1) additional year. Under the terms of the extension, Mr. Tabatabaei’s monthly salary was increased to $6,500. A copy of the unanimous resolution of the Board of Directors is included as an exhibit.

On June 29, 2020, we sold 289,301 common shares registering in the direct offering under its From S-1 made effective by the SEC June 16, 2019, to an accredited investor in exchange for $50,000. The agreements are included as exhibits.

On June 15, 2020, the Company and Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”), entered into a modification agreement respecting a February 12, 2020 material definitive agreement between the parties, a copy of which is included as an exhibit.

The February 12, 2020 material definitive agreement required the Company to issue 400,000 shares of its common stock to Lelantos, and separately, an aggregate of $500,000 in the form of notes payable as follows: $225,000 to Ma Helen M. Am Is, Inc., a Wyoming corporation (“Helen M.”); $50,000 to East West Pharma Group, Inc., a Wyoming corporation (“East West”); and $225,000 to New Horizons Laboratory Services, Inc., a Wyoming corporation (“New Horizons”),  in exchange for all right, title and interest in trade secrets, intellectual property rights, and research and development owned by Lelantos. The notes matured on May 31, 2020.

On May 20, 2020, we issued 1,100,000 common shares to a Pinnacle Consulting Services Inc. for consulting service provided to the Company. The agreement is attached hereto. A copy of the agreement is attached hereto. These shares were registered in the S-1 that was filed on June 5, 2020 and was declared effective by the Commission on June 22, 2020.

On May 20, 2020, we issued 1,000,000 common shares to a Tabular Investments LLC for consulting service provided to the Company. A copy of the agreement is attached hereto. Five Hundred Thousand shares (500,000) were registered in the S-1 that was filed on June 5, 2020 and was declared effective by the Commission on June 22, 2020.

On May 30, 2020, the Company, New Horizons and Helen M. entered into forbearance agreements concerning their respective notes payable. The forbearance agreements resulted in new notes amending the maturity dates to November 15, 2020 and the interest rates were increased to 9%.

On May 31, 2020, the Company and East West agreed to cancel the $50,000 note. All principal and interest were forgiven. The Company did not incur any penalty or other costs associated with the cancellation of the East West note.

On June 15, 2020, the Company, Lelantos, New Horizons Helen M. entered into a modification agreement which resulted in the cancellation of all outstanding notes, as amended, and the obligation to issue 400,000 shares to Lelantos under the acquisition agreement.

The Company agreed, in exchange for its acquisition of Lelantos’ intellectual properties, trade secrets and provision patent filings, to pay a $500,000 purchase price by the issuance of a promissory note.

On June 5, 2020, we filed Form S-1 registration for the resale of up to 4,473,940 shares from certain selling holders and for the sale 3,775,163 newly issued common stock as part of a primary offering from the Company. The S-1 registration was declared effective by the Commission on June 22, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2020, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

The disclosure is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Description of Business

Our principal executive office is located at 520 S Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com. Unless expressly noted, none of the information on our website is part of this filing or any filing supplement.

Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc. As of the filing date, the Company’s shares trade under the symbol MCTC. A FINRA corporate action is pending to change the Company’s name to Cannabis Global, Inc., acquire a new trading symbol and change its domicile. As of the date of this filing, the Company’s corporate action is pending with FINRA.

We are a research and development company focused on cannabinoid research.

On February 16, 2020, the Company acquired Lelantos Biotech, Inc., which was involved in various aspects of research and development, intellectual property rights and trade secrets related to cannabinoid delivery systems, had no liabilities and no other business operations. The Company believes the acquisition of Lelantos will advanced its programs in the areas of cannabinoid delivery systems and product development based on technologies relating to these areas.

Our Research and Development

Our aim is to create and commercialize engineered technologies to deliver hemp extracts and cannabinoids to the human body. Additionally, we plan to develop consumer products, based on these and other technologies.

Our research and development programs included the following:

1)	Develop new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2)	Produce unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery. In particular, we are developing specific technology to delivery rare cannabinoids.

3)	Develop and sell new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4)	Establish new methods to increase the bioavailability of cannabinoids to the human body utilizing nanoparticles, nanofibers, and other proven bioenhancers, including naturally occurring glycosides, unique infusions with other food stuffs, and d-α-Tocopherol polyethylene glycol 1000 succinate (TPGS), which is widely used as a water-soluble vitamin E formulation.

5)	A comprehensive research and development initiative, named Project Varin, to develop novel production methods for production of, and use for, rare cannabinoids, Tetrahydrocannabivarin (THC-V) and Cannabinol (CBN). Several developments have been made via the research initiative, including novel production methods for polymeric nanoparticles and nanofibers, and novel products based on the nanoparticles and nanofibers produced by the Company is its research partners.

6)	Develop “powderization” technologies to transform liquid based cannabinoid-containing substances into free flowing power form for use in foods and beverages.

The Company’s strategy is to develop a growing portfolio of intellectual property relating to the processing of hemp extracts and cannabinoids into forms that are easily and efficiently delivered to the human body and to companion animals.

To achieve this goal, our research and development efforts are primarily focused on: 1) polymeric cannabinoid nanoparticles; 2) polymeric cannabinoid nanofibers; 3) devices for the delivery of cannabinoids and other active ingredients; 4) unique formulations of hemp extracts and cannabinoids utilizing d-α-Tocopheryl Polyethylene Glycol 1000 Succinate (TPGS), a water soluble form of vitamin E, for oral and dermal delivery; and, 5) development of unique nanoparticles and nanofibers is rare cannabinoids, such as THC-V and CBN.

As is commonplace in the pharmaceutical, biotechnology and active ingredient delivery development markets, the Company makes use of a contract research organization (CRO) model in order to conduct certain aspects of its research and development programs. This CRO driven program includes an outside research team that has been retained by the Company to conduct development programs relative to the Company’s inventions in the areas of novel nanoparticle and nanofibers. The Company and its CRO partner are making use of new developed manufactured cannabinoids, which are supplied by third parties involved in such production of these types of cannabinoids. Thus far, research has been focused in the areas of Cannabidiol (CBD), THC-V and CBN, but the Company believes the developed manufacturing techniques could apply to a wide variety of other cannabinoids.

The Company plans to continue its research efforts in order to develop technologies, methods of manufacturing and products that are novel and to possibly protect such technologies, methods of manufacturing and products via U.S. and international patents and trademarks, and other forms of intellectual property protection.

Provisional Patent Filings

The Company filed for provisional patent protection for several of its developed technologies and products. Under United States patent law, a provisional application is a legal document filed in the United States Patent and Trademark Office, that establishes an early filing date, but does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year. The Company plans to make decisions on such new applications prior to the one-year timeframe for each of the provisional filings. There are no assurances the Company will file any patent applications or, if filed, be granted any patent protection under U.S. law or statute.

These provisional patent filings include:

•	On September 13, 2019, a provisional patent application titled Cannabinoid Delivery System and Method of Making for an edible cannabinoid film to be used as a carrier for cannabinoids and as a packaging material.

•	On September 24, 2019, a provisional patent application titled Water Soluble Compositions with Enhanced Bioavailability, relating to sub-micron and micro-sized particles combining cannabinoids and d-α-tocopheryl polyethylene glycol 1000 succinate (TPGS) produced via an electrosprayed apparatus.

•	On October 1, 2019, a provisional patent application titled Printed Shape Changing Article for Delivery of Cannabinoids, relating to an edible, 4D printed thermal, moisture or environmental induced shape-changing device for delivery of cannabinoids or other active ingredients to beverages or foods.

•	On November 4, 2019, a provisional patent application titled, Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce, relating to nanoparticles and nanofibers of cannabinoids.

•	On December 11, 2019, a provisional patent application titled Cannabinoid Enriched Composition and Method of Treating a Medical Condition, relating to powdered formations of cannabinoids.

•	On January 16, 2020, a provisional patent application titled Article, Method and Apparatus for Producing a Cannabinoid Enriched Beverage, relating to application and methods to dose single serving beverage pods and other form factors.

Additional, the Company has sought to protects its brands names via trademark applications as follows:

● Trade Mark – Hemp You Can Feel™

● Trade Mark – Gummies You Can Feel™

The Company received notice of allowance for its trademark application for Gummies You Can Feel™. The trademark number is U.S. Trademark SN 88590925: GUMMIES YOU CAN FEEL: Docket/Reference No. MCTC-201.

On May 6, 2020, the Company signed a joint venture agreement with RxLeaf, Inc. (“RxLeaf”) a Delaware corporation, creating a joint venture for the purpose of marketing the Company’s products to consumers. Under the terms of the agreement, the Company will produce products, which will be sold by RX Leaf via its digital marketing assets. The Company agreed to share the profits from the joint venture on a 50/50 basis. A copy of the joint venture agreement is included as an exhibit.

Hemp You Can Feel™ Coffee Pods

In 2020 we developed our first to market Hemp You Can Feel™ coffee pods that are typically used in single serving coffee machines. The product packaging is compostable. The product combines organically sourced beans with lab certified CBD infused with organic inulin from vegetable and honey from organic farms. The Company uses a unique hemp extract infusion process providing superior taste and availability of the extracts to the body. The infusion process does not use chemicals, surfactants, or artificial processes.

Employees

As of May 31, 2020, we had one employee, our chief executive officer and chief financial officer. The Company also relies on the services of multiple contractors and service providers that perform various R&D, operational and financial related services for the organization.

Results of Operations

For the Three months Ended May 31, 2020 and May 31, 2019

Product revenues from sales of our Hemp You Can Feel™ coffee pods for the quarterly financial period ending May 31, 2020, were $19,750 compared to $0 reported during the quarterly financial period ending February 29, 2019. The increase was attributable to the beginning of Hemp You Can Feel™ coffee pods shipments to customers.

During the financial period ending May 31, 2020, cost of goods sold was $16,788 compared to $0 for the year earlier period. The increase was attributable to the beginning of product shipments of Hemp You Can Feel™ coffee pods to customers and the goods purchased to fill these initial customer orders. Gross margins during the financial period ending May 31, 2020 were $2,962.00 versus $0 for the year earlier period. The increase was attributable to revenue being reported during the period ending May 31, 2020.

Accounts receivable were $10,003 for the period ending May 31, 2020 compared to $10,003 for the period ending February 29, 2020. The balances were a result of the Company signing an initial order for products and due to an increase in consulting revenues during the quarter ending November 30, 2019. Of this $10,003 accounts receivable, $5,000 is a Related Party transaction.

During the financial period ending May 31, 2020, the Company increased operating expense as it organized the production of new products. Advertising expense during the period was $80,705 and consulting services were $631,950. Professional fees and General and Administrative Fees were $355,692 and $170,303, respectively. Total operating expenses were $1,238,650. For the period ending May 31, 2019, the Company incurred only $5,825 in operating expenses. The increase in operating expenses for the period ending 2020 versus 2019 was attributable to the ongoing reorganization of the business, the hiring of consultants and preparation for an increasing number of customer orders for new products developed.

Interest expenses for the financial period ending May 31, 2020 were $283,818 compared to $2,644 for the financial period ending May 31, 2019. The decrease was attributable to increased funding obtain to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the financial period ending May 31, 2020, net loss was $2,748,569 compared to net profit of $1,531 for the financial period ending May 31, 2019. The increase the relative net loss compared to a profit was attributable mainly to increased spending associated with the reorganization of the business, expenses relating to hiring consultants and general costs associated with the design of new product in preparation of customer orders, and increased interest expenses. The net loss financial period ending May 31, 2020, results in a loss per share of $0.22, compared to a negligible gain per share ($0.00) during the same period one year ago.

For the Nine Months Ended May 31, 2020 and May 31, 2019

Product revenues for the nine-month period ending May 31, 2020, were $24,753 compared to $0 reported during the nine-month period ending May 31, 2019. The increase was attributable to the Company beginning to ship products to customers during the nine-month period ending May 31, 2020, whereas no products were shipped during the nine-month period ending May 31, 2019. During the nine-month period ending May 31, 2020, there was also $5,000 in consulting revenues compared to $0 in consulting revenues during the nine-month period ending May 31, 2019.

During the nine-month period ending May 31, 2020, cost of goods sold was $19,688 compared to $0 for the nine-month period ending May 31, 2019. The increase was attributable to the beginning of product shipments to customers and the goods purchased to fill these customer orders. Gross profit for the nine-month period ending May 31, 2020 was $10,065 versus $0 for the year earlier period. The increase was attributable to revenue being reported during the period ending May 31, 2020.

For the nine-month period ending May 31, 2020, compared to the nine-month period ending May 31, 2019, the Company increased operating expense as it organized the production of new products. Advertising expense during the nine-month period ending May 2020 was $96,399, consulting services was $735,495, professional fees was $637,806, and general and administrative fees was $553,658, compared to $0, $0, $15,354, and $9,914 for the expense items during the nine-month period ending May 31, 2019, respectively. The increase in operating expenses for the nine-month period ending May 31, 2020 versus the nine-month period ending May 31, 2019 was attributable to the ongoing reorganization of the business, the hiring of consultants and preparation for an increasing number of customer orders for new products developed.

Interest expenses for the nine-month period ending May 31, 2020 were $836,901 compared to $7,827 for the nine-month period ending May 31, 2019. The increase was attributable to increased funding obtained to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the nine-month period ending May 31, 2020, net loss was $3,896,202 compared to a new loss of $23,095 for the nine-month period ending May 31, 2019. The increase in the net loss was primarily attributable to higher levels of operating expenses and interest expenses as the Company reorganized its product lines and began to market new products to customers. The net loss financial nine-month period ending May 31, 2020, resulted in a loss per share of $0.03, compared to a negligible loss per share ($0.00) during the same period one year ago.

Liquidity and Capital Resources

As of the end of the quarterly financial period ending May 31, 2020, we had an accumulated deficit of $5,023,803 and cash and cash equivalents of $84,866. Consequently, we are dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended August 31, 2019 and 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

On December 2, 2019, the Company signed an agreement to sell 260,000 registered common shares to an accredited investor. On November 26, 2019, the Company received $65,000 in advance of the signing agreement. The $65,000 was booked as a Stock Subscription Receivable. The underlying shares were issued during December of 2019 and will be reflected in the quarterly financial reporting period ending May 2020.

During the quarterly period ended February 29, 2020, the Company issued four convertible promissory notes having an aggregate principal amount of $256,500, aggregate original issue discount (OID) of $10,500, and aggregate legal fees of $11,000, resulting in aggregate net proceeds to the Company of $235,000. The notes mature in one year from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. Commencing one hundred eighty (180) days following the issuance date of $198,750 of the notes and commencing immediately following the issuance of $57,750 of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices ranging from 50% - 60% of the lowest previous fifteen (15) to twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $256,500, which is being amortized to interest expense over the term of the notes. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

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

On May 4, 2020 the Company received its Second disbursement under this agreement win the amount of $25,000. Less an original discount and other certain fees, the Company netted $21,000. This note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion.

On April 23, 2020, we sold 375,000 common shares registered in the direct offering under its From S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $25,000.

On May 20, 2020, we sold 495,000 common shares registered in the direct offering under its From S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $75,000.

On May 21, 2020, we sold 352,941 common shares registering in the direct offering under its From S-1 made effective by the SEC on September 16, 2020, to an accredited investor in exchange for $60,000.

On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of the date of this filing, there were 6,000,000 Series A Preferred shares issued and outstanding.

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

Other Contractual Obligations

Our Company entered into a one-year lease during August of 2019 for a commercial food production facility located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month through September of 2020. Subsequent to the end of the financial reporting period, ending May 31, 2020, the Company agreed to extend the lease for commercial food production facility located in Los Angeles, California, on a month-to-month basis, upon the August 2019 expiration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2019, however we consider our critical accounting policies to be those related to derivative financial instruments.

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

As of the quarter ended May 31, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of May 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 2019, the Company filed suit against Jeet Sidhru and Jatinder Bhogal in the District Court of Clark County Nevada, Case number A-19-805943-C. Mr. Sidhru and Mr. Bhogal were formerly directors and officers of the Company. The Company’s complaint alleges that Mr. Sidhru and Mr. Bhogal breached their fiduciary duties to the Company, including their fiduciary duties of due care, good faith and loyalty, by recklessly and intentionally failing to maintain the Company’s statutory corporate filings with the State of Nevada, OTC Markets and the U.S. Securities and Exchange Commission, and abandoning the Company and its shareholders. The Company’s complaint also alleges that Mr. Sidhru and Mr. Bhogal engaged in conflicted transactions involving the Company, in which each were unjustly enriched. The Company served Mr. Bhogal, and received notice of representation of both defendants. The case is currently in its early phase, as neither defendant has responded to the complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2020, the Company entered into a Securities Purchases Agreement and Convertible Promissory Note in the principal amount of $150,000. The note, which is payable one year after issuance, carries interest at 10% per annum. On March 19, 2020, the Company received its first disbursement under this agreement in the amount of $50,000. Less an original discount and other certain fees, the Company netted $43,000. The note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion. Additionally, the issuer was granted three-year warrant coverage at $0.48. The note shall not be able to be converted in an amount that would result in the beneficial ownership of more than 4.99% of the Company outstanding common stock. On May 4, 2020 the Company received its second disbursement under this agreement win the amount of $25,000. Less an original discount and other certain fees, the Company netted $21,000. This note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion.

Authorization of Preferred Class of Stock

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

On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of the end of the reporting period, May 31, 2020, there were 6,000,000 Series A Preferred shares outstanding.

Other Issuances of Common Shares and Other Corporate Events

On May 28, 2020 the Company’s board of directors voted to issue our Chairman, CEO and CFO, Mr. Tabatabaei 1,500,000 in restricted common shares as a performance bonus. The unanimous resolution from the Company’s board of directors is attached hereto.

On May 28, 2020, Tabular Investments, LLC purchased 2,648,889 common shares in a private transaction from Robert L. Hymers, III. Tabular Investments, LLC is controlled by Tad Mailander, our outside legal counsel.

On May 20, 2020, the Company issued 694,902 to our Chairman, CEO and CFO, Arman Tabatabaei, for a conversion of a note issued by the Company on January 21, 2020 in the amount of $79,333.33. The final amount, including interest was $81,941.55, which converted into 524,180 common shares. These shares were not issued as of the filing of this report and were classified as “shares to be issued” on the balance sheet. The board of director’s resolution concerning the conversions and issuances are attached hereto. This transaction is more fully described in Related Party Transactions.

On May 20, 2020, we issued 1,100,000 common shares to a Pinnacle Consulting Services Inc. for consulting service provided to the Company. The agreement is attached hereto. A copy of the agreement is attached hereto. These shares were registered in the S-1 that was filed with the SEC on June 5, 2020 that went effective on June 22, 2020.

On May 20, 2020, we issued 1,000,000 common shares to a Tabular Investments LLC for consulting service provided to the Company. A copy of the agreement is attached hereto. Five Hundred Thousand (500,000) of these shares were registered in the S-1 that was filed with the SEC on June 5, 2020 that went effective on June 22, 2020.

On May 20, 2020, the Company issued 1,000,000 common shares were issued to a consultant for consulting services provided to the Company.

On April 30, 2020, Robert L. Hymers, III resigned as the Company’s Chief Financial Officer Principal Accounting Officer. Mr. Hymers held no position on any committee of the board of directors at the time of his resignation. Mr. Hymers’ resignation was not as the result of a disagreement with the Company, known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices.

On April 30, 2020, the Company appointed Arman Tabatabaei, age 38, as its Chief Financial Officer Principal Accounting Officer. The unanimous resolution from the Company’s board of directors is attached hereto. Subsequent to the end of the financial reporting period ending May 31, 2020, the executive employment agreement with Mr. Tabatabaei was extended for a period of one year. Please see Subsequent Events.

On March 24, 2020, the Company received notice of allowance for its trademark applications for Gummies You Can Feel™. The trademark numbers is U.S. Trademark SN 88590925: GUMMIES YOU CAN FEEL: Docket/Reference No. MCTC-201.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits

Item	Description

3.1	Preferred Stock Certificates of Designations (incorporated by reference to Exhibit 3.vii of the Registration Statement on Form S-1 filed on June 1, 2020).

3.2	For Profit Formation Nevada March 18, 2020 (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 filed on June 1, 2020).

3.3	Articles of Domestication Nevada March 18, 2020 (incorporated by reference to Exhibit 3(v) of the Registration Statement on Form S-1 filed on June 1, 2020).

10.1	Convertible Note Agreement Dated January 16, 2020 (incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1 filed on June 1, 2020)

10.2	Securities Purchase Agreement Dated January 16, 2020 (incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.3	Convertible Note Dated January 16, 2020 (incorporated by reference to Exhibit 10.22 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.4	Securities Purchase Agreement Dated January 16, 2020 (incorporated by reference to Exhibit 10.22 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.5	Convertible Note Dated December 26, 2019 (incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.6	Securities Purchase Agreement Dated December 26, 2019 (incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.7	Convertible Note Dated February 18, 2020 (incorporated by reference to Exhibit 10.26 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.8	Securities Purchase Agreement Dated February 18, 2020 (incorporated by reference to Exhibit 10.26 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.9	Acquisition Agreement Dated February 4, 2020 (incorporated by reference to Exhibit 6(a) of the Registration Statement on Form S-1 filed on June 1, 2020).

10.10	Seller’s Acquisition Note Date February 12, 2020 (incorporated by reference to Exhibit 10.2 of the Current Event on Form 8-K filed on February 20, 2020).

10.11	Seller’s Acquisition Note Date February 12, 2020 (incorporated by reference to Exhibit 10.3 of the Current Event on Form 8-K filed on February 20, 2020).

10.12	Seller’s Acquisition Note Date February 12, 2020 (incorporated by reference to Exhibit 10.4 of the Current Event on Form 8-K filed on February 20, 2020).

10.13	Convertible Promissory Note March 19, 2020 incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.14	Stock Purchase Agreement April 23, 2020 (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.15	Stock Purchase Agreement May 20, 2020 (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.16	Stock Purchase Agreement May 21, 2020 (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.17*	Note Conversion and Share Issuance – CEO Tabatabaei

10.18	Consulting Agreement – Tabular Investments, LLC – May 20, 2020 (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.19	Consulting Agreement – Pinnacle Consulting, Inc. May 20, 2020 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.20	Modifications of Acquisition Agreement and New Note Issuance (incorporated by reference to Exhibit 10.1 of the Current Event on Form 8-K filed on June 18, 2020).

10.21*	Joint Venture Agreement RXLeaf May 2020

10.22	Board of Directors Resolution – Convertible Notes January 16, 2020 (incorporated by reference to Exhibit 10.22 of the Registration Statement on Form S-1 filed on June 1, 2020)

10.23	Board of Directors Resolution – Convertible Notes March 19, 2020 (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 filed on June 1, 2020).

10.24	Board of Directors Resolution – Convertible Notes January 31, 2020 (incorporated by reference to Exhibit 10.28 of the Registration Statement on Form S-1 filed on June 1, 2020)

10.25*	Board of Directors Resolution - Tabatabaei CFO Appointment April 2020

10.26*	Board of Director Resolution June 2020 Issuances

10.27*	Board of Directors Resolution June 2020 – Tabatabaei Executive Contract

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 15, 2020

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director