Form 10-K
period 2020-08-31
CANNABIS GLOBAL, INC.
filed 2020-10-27
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended August 31, 2020
Or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	83-1754057 (I.R.S. Employer Identification No.)
520 S. Grand Avenue, Suite 320 Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

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

The aggregate market value of common equity held by non-affiliates of the Registrant as of August 31, 2020 was approximately $2,323,757.

As of August 31, 2020, the end of 2020 fiscal year, there were 27,082,419 shares of the registrant’s common stock outstanding. As October 27, 2020, there were 34,814,845 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	3
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Mine Safety Disclosures	28

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A	Controls and Procedures	51
Item 9B.	Other Information	52

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accountant Fees and Services	60

PART IV

Item 15.	Exhibits, Financial Statement Schedules	61
Item 16.	Form 10-K Summary	62

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

Unless otherwise noted or the context indicates otherwise “we,” “us,” “our,” or “Company” refers to Cannabis Global, Inc.

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

Company Background – Business Overview

Cannabis Global, Inc. is located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc., under the ticker symbol “CBGL.”

We are a research and development company commercializing proprietary hemp extract infusion technologies. We also invest, or provide managerial services, in specialized areas of the regulated cannabis industry.

The Company was incorporated on February 28, 2005 in Nevada as MultiChannel Technologies, Inc. (“MultiChannel”), a wholly owned subsidiary of Octillion Corp. (“Octillion”), a Canadian corporation traded on the OTC Markets under the symbol “OCTL”. On April 4, 2005, MultiChannel changed its name to MicroChannel Technologies Corporation (“MicroChannel”).

On June 24, 2008, MicroChannel announced that it initiated trading of its stocks on the OTC Bulletin Board under the stock symbol “MCTC”.

On or about June 27, 2018, we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under Section 251(g) of the Delaware General Corporation Law. On or about July 12, 2018, we formed two subsidiaries for the purpose of effecting a reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving, and our separate corporate existence ceasing. Following the merger, MCTC Holdings, Inc. became the surviving publicly traded issuer, and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

On July 1, 2019, the Company entered into a 100% business acquisition with Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei in exchange for $1,000 (see “Related Party Transactions”).

Subsequent to the closing of the fiscal year ending August 31, 2019, the Company affected a reverse split of its common shares as of September 30, 2019 at the rate of 1:15. All share amounts within this Form 10-K reflect the reverse split.

On April 18, 2020, we formed a subsidiary Hemp You Can Feel, Inc., a California corporation (“HYCF”), as a wholly owned subsidiary of the Company. HYCF will be engaged in various related business opportunities. At this time HYCF has no operations.

On September 11, 2019, we formed a subsidiary Aidan & Co, Inc. (“Aidan”) a California corporation as a wholly owned subsidiary of the Company. Aidan will be engaged in various related business opportunities. At this time Aidan has no operations.

On December 4, 2019, our shareholders approved and authorized (i) re-domiciling the Company from Delaware to Nevada; (ii) changing the name of the Company from MCTC Holdings, Inc. to Cannabis Global, Inc.; and, (iii) seeking a corresponding change of name and new trading symbol for the Company with FINRA.

On March 30, 2020, we filed Articles of Conversion with the Delaware Secretary of State, electing to convert and re-domicile the Company from a Delaware corporation to a newly formed Nevada corporation named Cannabis Global, Inc. Concurrently, the Registrant filed Articles of Incorporation and Articles of Domestication with the Nevada Secretary of State incorporating the Registrant in Nevada under the name Cannabis Global, Inc. and accepting the re-domicile of Registrant’s Delaware corporation. There was no change to the Registrant’s fiscal year end.

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

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Our director Edward Manolos is a shareholder in Whisper Weed, (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period. The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of August 31, 2020, the Company has not issued Whisper Weed the common stock or preferred stock.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”). whereby we purchased Mr. Hymers’ 266,667 shares of common stock of Natural Plant Extract of California Inc., a private California corporation (“NPE”). This purchase represents 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. Under the terms of the stock purchase agreement, the Company acquired beneficial ownership of Mr. Hymers’ NPE equity for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). In connection with the stock purchase agreement, the Company became a party to a separate shareholders agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. The Company accounts for the investment in NPE under the equity method of accounting.

Our Research and Development Programs

Our research and development program focuses on the development of new methods to infuse cannabinoids, hemp, and hemp extracts into consumer products, or into products to be sold to hemp, cannabis and hemp extract consumer product manufacturers.

Our research and development programs include the following;

1)	Development of new methods for hemp extraction and cannabinoid delivery to the human body.

2)	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3)	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4)	Development of new methods to administer both common and rare cannabinoids to the human body. These efforts have centered on Cannabidiol (CBD), Tetrahydrocannabivarin (THV-V), and Cannabinol (CBN), but also apply to other cannabinoids.

5)	Invention of new methods to create free flowing and other powders of hemp extract and cannabinoid containing liquid substances.
6)	Development of systems to infused coffee, tea and single service beverage pods with hemp extracts and/or cannabinoids.

These research and development efforts resulted in the filing of six provisional patent filings with the United States Patent and Trademark Office, which are disclosed below, and other technologies which the Company protects as trade secrets. A provisional patent application is a legal document filed in the United States Patent and Trademark Office, that establishes an early filing date, but does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year. We received one trademark and have one application pending.

Our Intellectual Property Portfolio

The Company’s strategy is to develop a growing portfolio of intellectual property relating to the processing of hemp extracts and cannabinoids into forms that are easily and efficiently delivered to the human body and to companion animals.

The Company owns no issued patents. The Company has filed provisional patents for the following technologies and products:

Cannabinoid Delivery System and Method of Making

•	September 1, 2020 Original File Date - Cannabinoid Delivery System and Method of Making
•	September 6, 2021 Second Filing Date - Cannabinoid Delivery System and Method of Making

Water Soluble Compositions With Enhanced Bioavailability

•	September 24, 2019 - Water Soluble Compositions With Enhanced Bioavailability
•	This provisional patent filing was abandoned, although the Company may refile at a later date.

Printed Shape Changing Article for the Delivery of Cannabinoids

•	October 15, 2019 Original File Date - Printed Shape Changing Article for the Delivery of Cannabinoids.
•	September 23, 2021 Second File Date - Printed Shape Changing Article for the Delivery of Cannabinoids.

Cannabinoid enriched composition and method of Treating a Medical Condition Therewith

•	November 4, 2019 - Cannabinoid enriched composition and method for dry free-flowing powder.
•	December 11, 2020 Second File Date - Cannabinoid enriched composition and method of treating a medical condition therewith.

Electrosprayed and Electrospun Cannabinoid Compositions

•	December 22, 2019 - Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce.
•	November 4, 2020 Second File Date - Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce.

Article, Method and Apparatus for Producing Cannabinoid Beverages

•	January 16, 2020 - Article, Method and Apparatus for Producing Cannabinoid Beverages.
•	January 16, 2021 Second File Date - Article, Method and Apparatus for Producing Cannabinoid Beverages.

Trademark applications are as follows:

•     Trade Mark – Hemp You Can Feel™ – On August 27 2019, the Company filed a trademark application with the U.S. Patent and Trademark Office (USPTO) for its Hemp You Can Feel™ trade name. The U.S. Application Serial Number is 88595425.

On June 24, 2020, the Company received a Notice of Nonfinal Office Action from the USPTO indicating the Company would have six months to respond to issues presented the Company by USPTO or be abandoned.

The Company intends to continue to pursue to the trademark application and will be responding accordingly.

•    Trade Mark – Gummies You Can Feel™. The Company received a Notice of Allowance from the USPTO on March 24, 2020. The U.S. Serial Number for the trademark is 88590925

There can be no assurance any trademark protection will be provided, or that we will be successful in protecting our trademarks if issued.

Industry Overview

Industrial Hemp

The market for hemp and cannabis, and for products based on extracts of hemp and cannabis, is expected to grow substantially over the coming years. Arcview Market Research and BDS Analytics are forecasting the combined market to reach nearly $45 billion within the U.S. in the year 2024. While much of this market is expected to be comprised of high potency THC-based products sold in licensed dispensaries, the research firms are still predicting the market for the product areas of low THC cannabinoids, THC-free Cannabinoids and pharmaceutical cannabinoids, respectively to grow to $5.3 billion, $12.6 billion, and $2.2 billion by 2024.

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

The early 1930’s was a period when higher THC strains of cannabis native to southeast Asia were introduced to North America and Western Europe and as a result, psychoactive strains became associated with very low THC containing industrial strains that were being cultivated in North America. This resulted in efforts to prohibit the cultivation and possession of Cannabis sativa L. in the United States.

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

 Psychoactive Cannabis

There are a total of 33 states, plus the District of Columbia, with legislation passed as it relates to the possession and/or use of medicinal or recreational cannabis. Of these states, 11 have decriminalized adult use cannabis legislation. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 33 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1	.	Alaska	12	.	Maine	23	.	New York
2	.	Arizona	13	.	Maryland	24	.	North Dakota
3	.	Arkansas	14	.	Massachusetts	25	.	Ohio
4	.	California	15	.	Michigan	26	.	Oklahoma
5	.	Colorado	16	.	Minnesota	27	.	Oregon
6	.	Connecticut	17	.	Missouri	28	.	Pennsylvania
7	.	Delaware	18	.	Montana	29	.	Rhode Island
8	.	Florida	19	.	Nevada	30	.	Utah
9	.	Hawaii	20	.	New Hampshire	31	.	Vermont
10	.	Illinois	21	.	New Jersey	32	.	Washington
11	.	Louisiana	22	.	New Mexico	33	.	West Virginia

Medical cannabis decriminalization is generally referred to as the removal of all criminal penalties for the private possession and use of cannabis by adults, including cultivation for personal use and casual, nonprofit transfers of small amounts. Legalization is generally referred to as the development of a legally controlled market for cannabis, where consumers purchase from a safe, legal, and regulated source.

The dichotomy between federal and state laws has limited the access to banking and other financial services by marijuana businesses. The U.S. Department of Justice and the U.S. Department of Treasury have issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, as banks can still face prosecution if they provide financial services to marijuana businesses, there is widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

In November 2016, California approved marijuana use for adults over the age of 21 without a physician’s prescription or recommendation, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. Despite the changes in state laws, marijuana remains illegal under federal law.

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018, the California Bureau of Marijuana Control enacted regulations to implement the AUMA.

The U.S. Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We are monitoring the Trump administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Since the start of the new Congress in January 2019, there have been positive discussions about the Federal Government’s approach to cannabis. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in California, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with all state and local laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

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

The FDA has concluded that products containing cannabis or industrial hemp derived CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products containing cannabis, CBD or derivatives are Schedule 1 drugs under the Controlled Substances Act, and so are illegal. Our products containing CBD derived from industrial hemp or cannabis delivered in the State of California are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning generally cannabis and products containing hemp derived CBD, and may choose to enact regulations that are applicable to such products. In this event, our industrial hemp based products containing CBD and cannabis may be subject to regulation (See Risk Factors).

Effective on July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a California Corporation (“Action Nutraceuticals”) and its assets from our CEO, Arman Tabatabeai, in exchange for $1,000 (see “Related Party Transactions”). Action Nutraceuticals is a developmental stage company engaged in research and development relating to powdered soft drink, coffee, and tea mixes containing non-psychoactive CBD. No intellectual property, patents or trademarks were acquired in the transaction.

The Company’s research and development efforts relative to the production of nutraceuticals will center on methodologies to infuse hemp extracts, CBD and other cannabinoids into highly bioavailable powders to be used in the Company’s products or sold to other manufacturers. The Company plans to utilize its internally-developed infusion technologies, technical knowhow and equipment acquired from Action Nutraceuticals to manufacture and sell consumer-oriented powdered drink mixes that include industrial hemp derived, non-psychoactive CBD as an ingredient. All products sold are being specifically developed with a composition containing less than three-tenths of one percent (0.3%) of THC concentration by dry weight.

The Drug Enforcement Administration (the “DEA”) has issued a rule regarding the scheduling of hemp and marijuana.

The ruling creates uncertainty relating to the regulatory status of the manufactured cannabinoids we are using in some of our products. Should the DEA conclude that manufactured cannabinoids are regulated under the CSA, we might not be able to continue to our plans to launch products based on manufactured cannabinoids. This could affect our business opportunities in the future.

The Rule states there are only four conforming changes, The rule reiterates these changes outlined below were already mandated under the 2018 Farm Bill: “DEA’s regulatory authority over any plant with less than 0.3% THC content on a dry weight basis, and any of the plant’s derivatives under the 0.3% THC content limit, is removed as a result.”

1.	The definition of “Tetrahydrocannabinols” on Schedule I of the official “Schedule of Controlled Substances” is modified to carve out “any material, compound, mixture, or preparation that falls within the definition of hemp” (as defined in the 2018 FarmBill, i.e., any plant with less than 0.3% THC content on a dry weight basis, and any of the plant’s derivatives under the 0.3% THC).

•	Regardless of what any product label may say (i.e., “hemp” or otherwise), if a product has more than 0.3% Delta-9 THC, it is a controlled substance.

•	Regardless of being hemp-derived, if the derivative, extract or product has more than 0.3% Delta-9 THC, it is a controlled substance.

•	None of these changes, alters or affects the FDA’s jurisdiction over products containing cannabis and cannabis-derived compounds.

•	Naturally occurring THCs in cannabis are not controlled substances so long as they are at or under the 0.3% Delta-9 THC threshold. Any of those that are above the 0.3% Delta-9 THC threshold are controlled substances.

•	Synthetically derived THCs are all controlled substances, regardless of THC content.

2.	Essentially removes Epidiolex (and any generics the FDA may subsequently approve) from control in schedule V (21 CFR 1308).

3.	Also removes the requirement for import and export permits for Epidiolex (and any future generics).

4.	The definition of “Marihuana Extract” on Schedule I is modified to be limited to extracts “containing greater than 0.3 percent delta-9-tetrahydrocannabinol on a dry weight basis.”

•	Regardless of whether the extract comes from hemp or marijuana, if it exceeds the 0.3% threshold, it is illegal.

•	It is important to point out that this definition, even before the Rule, includes the following exception: “other than the separated resin (whether crude or purified) obtained from the plant.”

Our Business Operations

Our business operations are as follows:

Hemp You Can Feel Products

The Hemp You Can Feel product line consists of hemp infused foods and beverages. The infusion technologies utilized are a combination on water soluble preparations invented by the Company’s internal partner research teams.

The product line consists of the following:

•	Hemp You Can Feel™ Alcohol Replacement Cocktail Mixers – This is a line of alcohol-free cocktail mixers marketed on line via our own website site and via our marketing partners. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Coffee Products – This is a line of hemp infused coffee products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Gummies – This is a line of all natural hemp infused candy products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Kombucha Beverages. This is a line of hemp infused fermented tea products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Sweeteners – This is a line of natural and artificial sweeteners consisting of:

•	Hemp You Can Feel Organic Sugar
•	Hemp You Can Feel Sucralose Blend
•	Hemp You Can Feel Stevia Blend
•	Hemp You Can Feel Aspartame
•	Hemp You Can Feel Saccharin

Upcoming additions to the product line will include:

•	Hemp You Can Feel Monk Fruit Sweetener (monk fruit extract and erythritol)
•	Hemp You Can Feel Non-Dairy Creamer
•	Hemp You Can Feel French Vanilla Non-Dairy Creamer
•	Hemp You Can Feel Non-Dairy Creamy Chocolate Creamer

Coffee Pod and Single Serving Beverage Pod Infusion System

Based on internally developed technology and those developed by the Company’s contract research organization, the Company is marketing product lines consisting of infusion technologies designed to easily and to accurately dose single serving coffee and other beverage pods.

Marketing Joint Venture Agreement

On May 6, 2020, the Company signed a joint venture agreement with RxLeaf, Inc. (“RxLeaf”) a Delaware corporation, creating a joint venture for the purpose of marketing the Company’s products to consumers. Under the terms of the agreement, the Company will produce products, which will be sold by RX Leaf via its digital marketing assets. The Company agreed to share the profits from the joint venture on a 50/50 basis. Marketing of the Company’s product began during August of 2020.

Polymeric Nanoparticles and Polymeric Nanofibers Research Program

The Company has an active research and development program to develop novel polymeric nanoparticles and nanofibers of cannabinoids and hemp extracts. Polymeric nanoparticles are very small solid particles with a size in the range of 10–1000 nanometers (nm or billionth of a meter), and are made of biodegradable and biocompatible polymers or copolymers, in which cannabinoids or other active ingredients can be entrapped or encapsulated. Polymeric nanoparticles are noted for and have attractive characteristics, such as small size, near water solubility, high degrees of bioavailability, long shelf life and stability during storage. These properties are thought to be especially beneficial relative to delivery of cannabinoids and hemp extracts to the human body.

Polymeric nanofibers are fibers with diameters several orders of magnitude smaller than conventional fibers, typically in the size range of a few nanometers to one micrometer. Due to their large surface areas per unit mass and extremely small pore size, these nanofibers demonstrate unique properties, making the technology especially well-suited to transdermal delivery of active ingredients, including cannabinoids.

Project Varin

The primary goal of Project Varin is the development of THC-V delivery methods that improve bioavailability of the cannabinoid to the human body. The project was recently expanded to include cannabinol (CBN) an additional rare cannabinoid.

In the first stage of the program researchers produced THC-V polymeric nanoparticles and nanofibers based on the Company’s patent-pending technologies. In the second phase of development, the Company plans to apply its ongoing cannabinoid glycosides research to THC-V, in order to produce THC-V with unparalleled levels of availability at minimal usage levels.

As a result of Project Varin, the Company has developed several new methods to produce cannabinoid nanoparticles and nanofibers, which the Company plans to formulate into food and beverage ingredients for used in its own products or to be sold to other companies for inclusion in food, beverage, or other consumer goods. The Company plans to continue other areas of delivery systems research via Project Varin including its programs pertaining to cannabinoid glycosides, polymeric cannabinoid nanoparticles and nanofibers, and its hemp extract-based alcohol replacement technologies.

Edible, Dissolvable Film Enhanced with Solid Nanoparticles of Cannabinoids Research Program

The Company is seeking to commercialize a unique invention of edible, disposable film enhanced with solid nanoparticles of cannabinoids under an agreement with Kirby & Padgett, LLC, a California limited liability company, entered into during June of 2019. Management believes there are numerous applications for such a product, such as a container for ready-made foods, protein powders, vitamins, and nutraceuticals that can be simply dropped into cold beverages, thus allowing the consumer to avoid additional steps of mixing ingredients. Additionally, since the film is impregnated with what is believed to be highly bioavailable cannabinoids, the film will perhaps serve a dual purpose as a delivery vehicle for cannabinoids to the body. Future versions of the film could include ingredients such as vitamins, trace minerals or active pharmaceutical ingredients. On June 6, 2019, the Company entered into a joint intellectual property ownership and consulting agreement with Kirby & Padgett, LLC, a California Limited liability company in order to more fully develop and to commercialize the invention. Any intellectual property developed under the collaboration effort will be considered joint property with all rights, title and interest assigned jointly to the Company and Kirby. Each Party shall work with the other Party relative to all business and monetization of such new Joint Intellectual Property and neither Party shall have any preferred rights over the other. Additionally, either party shall have the right to market the new invention with any and all revenues, costs and profits to be shared on a fifty percent/fifty percent (50%/50%) shares by the parties. All expenses will be agreed to in advance, with each Party sharing based on predetermined percentages of such expenses.

Tetrahydrocannabivarin (THV-C) Beverages

The Company has recently begun test marketing beverages infused with THC-V.

Management Services for Whisper Weed

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, a director of the Company, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery activity of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of August 31, 2020, the no common shares or preferred shares have been designated or issued.

Sales and Marketing

The Company recently began sales and marketing activities for its products and inventions. The Company primarily plans to market its non-psychoactive products via a “white label” strategy where the company produces products marketed and sold by other companies. The Company also plans to market its products directly to consumers.

Please reference the section labeled “Risk Factors to our Business” for additional information.

Significant Customers

The company has no significant customers.

Competition

We are entering markets that are highly competitive.

Relative to our prospects for commercializing polymeric nanoparticles and nanofibers, there are many competitors with various approaches to cannabinoid infusion for foods, beverages and other consumer products. While these currently available technologies are not directly competitive with us, such technologies may be viewed as being directly competitive by the marketplace in the future. Many of the current market participants are well established with considerable financial backing. We expect the quality and composition of the competitive market in the hemp processing environment to continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter into the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis and hemp products, including the 2018 Farm Bill. We believe the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results relating to our hemp processing businesses.

Relative to our non-psychoactive cannabis extract powdered drink business, there are relatively few market participants in this sector, but management of the Company believes the competitive situation will advance quickly over the coming months as new companies target this potentially lucrative market opportunity. Additionally, while large beverage industry participants have yet to launch products in this area, we believe such market entrances are likely as the regulatory environment is clarified by the FDA. This could significantly affect our ability to achieve market success.

We believe the contemporaneous growth of the cannabis beverage sector and the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results relating to hemp cultivation and processing business and joint venture.

Employees

The Company has one employee, CEO, Arman Tabatabaei. Additionally, the Company relies on the services of numerous consultants who perform various tasks for the Company. Our U.S employee is not represented by a labor union.

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

Our Common and Preferred Shares

The corporation is authorized to issue up to 290,000,000 shares of Common Stock with a par value of $.001 per share. As of August 31, 2020, there were 27,082,419 shares issued and outstanding.

Our Certificate of Incorporation of the Corporation (the "Certificate of Incorporation") authorizes the issuance of up to ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Corporation ("Preferred Stock") in one or more series, and expressly authorizes the Board of Directors of the Corporation (the "Board"), subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences. One Series of Preferred shares has been designated named Series A Preferred. The number of Shares constituting such series is eight million (8,000,000). As of August 31, 2020, 6,000,000 shares have been issued. With respect to payment of assets upon liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, all Shares of the Series A Preferred Stock shall rank senior to all Junior Securities. Series A is not eligible to participate, receive or accrue dividends. Each holder of outstanding Shares of Series A Preferred Stock shall be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration (whether at a meeting of stockholders of the Corporation, by written action of stockholders in lieu of a meeting or otherwise. Each Share of Series A Preferred Stock shall be entitled to fifty (50) votes for every Share of Series A Preferred Stock.

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

We do not have sufficient cash on hand.

As of August 31, 2020, we had $2,338 of cash on hand.  Our cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need at least $840,000 in cash from either investors or operations. While we intend to engage in future financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

We may not be able to continue our business as a going concern.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $6,056,949 as of August 31, 2020. Management plans to raise additional capital through the sale of shares of Common Stock to pursue business development activities, but there are no assurances of success relative to the efforts.

If we are not able to raise enough funds, we may not be able to successfully develop and market our products and our business may fail.

We do not have any commitments for financing and we will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through our Public Offering, we cannot guarantee that we will be successful in such efforts.

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

The loss of key Management personnel could adversely affect our business

We depend on the continued services of our executive officer and senior consulting team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain executive officers, to compensate executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into an employment agreement with our Chief Executive Officer, and do not believe our Chief Executive Officer is planning to leave or retire in the near term, we cannot assure you that our Chief Executive Officer or senior managers to be hired will remain with us. The loss or limitation of the services of any of our executives or members of our senior management team, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

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

The safety profile relative to oral consumption of polymeric or other forms of nanoparticles is unproven. There can be no guarantee of a proven safety profile for any of our emerging technologies.

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

The success of our business will partially depend on our ability to protect our intellectual property. As of the date hereof, we do not have any federally registered patents or trademarks owned by us. The unauthorized use of our intellectual property could diminish the value of our business, which would have a material adverse effect on our financial condition and results of operation.

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

For the fiscal year ended August 31, 2020 we incurred an operating loss of $3,623,892. For the fiscal year ended August 31, 2018, we incurred an operating loss of $549,918. At August 31, 2020 we had an accumulated deficit of $6,056,949. Although we anticipate generating revenue in future periods, such revenues may be insufficient to make the Company profitable. We plan to increase our expenses associated with the development of our business. There is no assurance we will be able to derive revenues from the development of our business to successfully achieve positive cash flow or that our business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We are reliant on single source suppliers for several components of our products. In the future, such supplies could be difficult or impossible to obtain, which would affect our ability to produce our products.

We purchase components for our products from several larger corporations and from single source providers. Any difficulty in obtaining such supplies could restrict our ability to manufacture products for sales, which would affect our ability to generate revenues. There can be no assurances such suppliers of the components we require will not become difficult or impossible to obtain in the future.

RISKS OF GOVERNMENT ACTION AND REGULATORY UNCERTAINTY

We could be found to be violating laws related to cannabis.

Currently, numerous states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we have plans to enter into a business where we process, sell and distribute medical marijuana, we have risks that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

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

The scheduling status of Tetrahydrocannabivarin (THC-V) and other cannabinoids with the Drug Enforcement Administration is uncertain.

During August of 2020, Drug Enforcement Administration (the “DEA”) has issued a rule regarding the scheduling of hemp and marijuana. The ruling could affect our ability to successfully market our THC-V beverage line.

Should the DEA determine the manufactured cannabinoids we use in some of our products are scheduled under the CSA, our future business opportunities could be negatively impacted.

The Company is currently working with the supplier of THC-V to determine the impact, if any, the ruling may have on our ability to market THC-V products.

The DEA published the following summary:

The purpose of this interim final rule is to codify in the Drug Enforcement Administration (DEA) regulations the statutory amendments to the Controlled Substances Act (CSA) made by the Agriculture Improvement Act of 2018 (AIA), regarding the scope of regulatory controls over marihuana, tetrahydrocannabinols, and other marihuana-related constituents. This interim final rule merely conforms DEA's regulations to the statutory amendments to the CSA that have already taken effect, and it does not add additional requirements to the regulations.

The Agriculture Improvement Act of 2018, Public Law 115-334 (the AIA), was signed into law on December 20, 2018. It provided a new statutory definition of “hemp” and amended the definition of marihuana under 21 U.S.C. 802(16) and the listing of tetrahydrocannabinols under 21 U.S.C. 812(c). The AIA thereby amends the regulatory controls over marihuana, tetrahydrocannabinols, and other marihuana-related constituents in the Controlled Substances Act (CSA).

The rulemaking makes four conforming changes to DEA's existing regulations:

•	It modifies 21 CFR 1308.11(d)(31) by adding language stating that the definition of “Tetrahydrocannabinols” does not include “any material, compound, mixture, or preparation that falls within the definition of hemp set forth in 7 U.S.C. 1639 o.”
•	It removes from control in schedule V under 21 CFR 1308.15(f) a “drug product in finished dosage formulation that has been approved by the U.S. Food and Drug Administration that contains cannabidiol (2-[1R-3-methyl-6R-(1-methylethenyl)-2-cyclohexen-1-yl]-5-pentyl-1,3-benzenediol) derived from cannabis and no more than 0.1% (w/w) residual tetrahydrocannabinols.”
•	It also removes the import and export controls described in 21 CFR 1312.30(b) over those same substances.
•	It modifies 21 CFR 1308.11(d)(58) by stating that the definition of “Marihuana Extract” is limited to extracts “containing greater than 0.3 percent delta-9-tetrahydrocannabinol on a dry weight basis.”

According to the DEA, The AIA does not impact the control status of synthetically derived tetrahydrocannabinols (for Controlled Substance Code Number 7370) because the statutory definition of “hemp” is limited to materials that are derived from the plant Cannabis sativa L. For synthetically derived tetrahydrocannabinols, the concentration of Δ9-THC is not a determining factor in whether the material is a controlled substance. All synthetically derived tetrahydrocannabinols remain schedule I controlled substances.

We could become subject to other FDA regulations.

The cannabinoid delivery technologies we are developing could at a later date become subject to increased government regulation. Such additional regulations could have an adverse effect on our business operations.

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

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

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

RISK ASSOCIATED WITH OUR INDUSTRY

Our Business Can be Affected by Unusual Weather Patterns

Hemp and cannabis cultivation can be impacted by weather patterns and these unpredictable weather patterns may impact our ability to harvest hemp. In addition, severe weather, including drought and hail, can destroy a hemp crop, which could result in us having no hemp to harvest, process and sell. If suppliers are unable to obtain sufficient hemp from which to process CBD, our ability to meet customer demand, generate sales, and maintain operations will be impacted.

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

We will be controlled by existing shareholders.

Our directors and officers currently in place control a significant portion of our shares and have super voting rights relative to preferred shares. Thus, they will continue to oversee the Company’s operations. As a result, our directors and officers will likely have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of its board of directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company and changing the company’s dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company, even when such a change of control would be in the best interests of the company’s other stockholders.

We have the ability to issue additional shares of our shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 290,000,000 shares of Common Stock. The power of the Board of Directors to issue shares of Common Stock, preferred stock or warrants or options to purchase shares of Common Stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our shares of Common Stock, or shares of preferred stock that may be convertible into Common Stock, may have the effect of diluting your investment. Currently authorized are ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Company Preferred Stock in one or more series, and expressly authorized the Board of Directors of the Company, subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences, powers, restrictions, and limitations of the shares of such series. On December 16, 2019, the Board of Directors authorized the issuance of eight million (8,000,000) preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to fifty (50) votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of the date of this filing, there were 6,000,000 Series A Preferred shares issued and outstanding.

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

We are involved in litigation, the outcome of which could affect the value of our common shares.

On November 22, 2019, the Company filed suit against Jeet Sidhru and Jatinder Bhogal in the District Court of Clark County Nevada, Case number A-19-805943-C. Mr. Sidhru and Mr. Bhogal were formerly directors and officers of the Company. The Company’s complaint alleges that Mr. Sidhru and Mr. Bhogal breached their fiduciary duties to the Company, including their fiduciary duties of due care, good faith and loyalty, by recklessly and intentionally failing to maintain the Company’s statutory corporate filings with the State of Nevada, OTC Markets and the U.S. Securities and Exchange Commission, and abandoning the Company and its shareholders. The Company’s complaint also alleges that Mr. Sidhru and Mr. Bhogal engaged in conflicted transactions involving the Company, in which each were unjustly enriched. The Company served Mr. Bhogal, and received notice of representation of both defendants. The case is currently in its early phase, as neither defendant has answered the complaint. The outcome of this suit againt Mr. Bhogal and Mr. Sidjru is uncertain. If the Company were unable to prevail in the suit, the value of the common shares and the overall value of the Company could be negatively affected.

There could be unidentified risks involved with an investment in our securities or relating to our Company

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

Our headquarters are located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071 where we leased office space under a contract effective August 15, 2019, expiring on August 14, 2020. We now rent the premises on a month to month basis and paying $800 per month.

Our Company also entered into a lease for a commercial food production facility, which is also located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month was entered into as of August 2019 and has since expired. We now occupy the same facility on a month to month rental basis.

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

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our Company is a reporting public company (a public company that is fully subject to the Securities and Exchange Commission's reporting requirements). As of the filing date, the Company’s shares trade under the symbol CBGL.

The OTC Markets Quotation System is quotation service that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The market is limited for our stock and any prices quoted may not be a reliable indication of the value of our shares of Common Stock. The following Table sets forth the high and low bid prices per share of our shares of Common Stock by both the OTC Bulletin Board and OTC Markets for the periods indicated.

For the year ended August 31, 2019	High	Low
Fourth Quarter	$0.43	$0.10
Third Quarter	$0.98	$0.12
Second Quarter	$0.60	$0.05
First Quarter	$1.54	$0.48

For the year ended August 31, 2020	High	Low
Fourth Quarter	$0.63	$0.10
Third Quarter	$0.85	$0.10
Second Quarter	$0.60	$0.05
First Quarter	$1.85	$0.48

DIVIDEND POLICY

We have not paid, nor declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

SALES OF UNREGISTERED SHARES AND RELATED TRANSACTIONS

The following information represents securities sold by the Company as of August 31, 2020, which were not registered under the Securities Act, and were not previously reported in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K (17 CFR 249.308). Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

On July 3, 2019, we sold 2,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 2,000,000 warrants to purchase 2,000,000 shares at a price of $0.15 per share. The warrants expired on July 3, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On July 10, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expired on July 10, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On July 16, 2019, we sold 1,400,000 restricted shares at $0.025 a share for the amount of $35,000 to an accredited investor. The investor also received 1,400,000 warrants to purchase 1,400,000 shares at a price of $0.15 per share. The warrants expired on July 16, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. As of the date of this filing, these shares have not yet been issued to the purchaser.

On July 19, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expired on July 19, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On August 15, 2019, we sold 2,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 2,000,000 warrants to purchase 2,000,000 shares at a price of $0.15 per share. The warrants expired on August 15, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On August 19, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $50,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expired on August 19, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

On August 27, 2019, we sold 1,000,000 restricted shares at $0.025 a share for the amount of $25,000 to an accredited investor. The investor also received 1,000,000 warrants to purchase 1,000,000 shares at a price of $0.15 per share. The warrants expired on August 27, 2020. The sale was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings.

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

On November 11, 2019, we sold 83,333 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $25,000.

On November 25, 2019, we sold 120,000 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $50,000.

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

On March 19, 2020, the Company entered into a Securities Purchases Agreement and Convertible Promissory Note in the principal amount of $150,000. The note, which is payable one year after issuance, carries interest at 10% per annum. On March 19, 2020, the Company received its first disbursement under this agreement in the amount of $50,000. Less an original discount and other certain fees, the Company netted $43,000. The note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion. Additionally, the lender was issued a three-year warrant to purchase our common stock at $0.48 per share. The note shall not be able to be converted in an amount that would result in the beneficial ownership of more than 4.99% of the Company outstanding common stock.

On May 4, 2020 the Company received its Second disbursement under this agreement in the amount of $25,000. Less an original discount and other certain fees, the Company netted $21,000. This note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion.

On April 23, 2020, we sold 375,000 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $25,000.

On May 20, 2020, we sold 495,000 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $75,000.

On May 21, 2020, we sold 352,941 common shares registering in the direct offering under its Form S-1 made effective by the SEC on September 16, 2020, to an accredited investor in exchange for $60,000.

On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of the date of this filing, there were 6,000,000 Series A Preferred shares issued and outstanding.

On June 29, 2020, we sold 289,302 common shares registered in the direct offering under its Form S-1 to an accredited investor in exchange for $50,000.

On July 7, 2020, we sold 305,810 common shares registered in the direct offering under its Form S-1 to an accredited investor in exchange for $35,000.

On July 10, 2020, the Company received a $25,000 disbursement from a previously signed convertible note entered into on March 19, 2020, in the principal amount of $150,000. The note, which is payable one year after issuance, carries interest at 10% per annum. The note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion. Additionally, the lender was granted three-year warrant coverage at $0.48. The note shall not be able to be converted in an amount that would result in the beneficial ownership of more than 4.99% of the Company outstanding common stock.

On July 21, 2020, the Company entered into a Securities Purchases Agreement and Convertible Promissory Note in the principal amount of $78,750. The note, which is payable one year after issuance, carries interest at 6% per annum. The note converts to common shares at a 60% discount to the lowest traded price during the 30 days prior to conversion.

On August 6, 2020, the Company entered into a stock purchase agreement selling 2,749,017 registered common for a price of $278,338. Additionally, the investor was provided with 150,000 registered commitment shares, and was issued a convertible note for $50,000. The note calls for annualized interest of 10% and is due on August 7, 2021. The note converts into common shares at a fixed price of $0.1631.

On August 12, 2020, The Company sold a convertible note to an accredited investor. The $55,000 note calls for annualized interest of 10% and is due on May 21, 2021. The note converts into common shares at a fixed price of $0.1005.

On August 14, 2020, The Company sold a convertible note to an accredited investor. The $50,000 note calls for annualized interest of 10% and is due on May 14, 2021. The note converts into common shares at a fixed price of $0.1005.

On August 17, 2020, we sold 510,204 unregistered common shares in a private placement for $51,275.

On August 28, 2020, the Company sold a convertible note to an accredited investor. The $113,000 note calls for annualized interest of 8% and is due on August 28, 2021. The note converts to common shares at a 37% discount to the lowest traded price during the 15 days prior to conversion. The proceeds from the note payable were received in September 2020 (see “Subsequent Events”).

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

Company Background

Cannabis Global, Inc. is located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc., under the ticker symbol “CBGL.”

We incorporated in Nevada in 2005 under the name MultiChannel Technologies Corporation, a wholly owned subsidiary of Octillion Corporation, a development stage technology company focused on the identification, acquisition and development of emerging solar energy and solar related technologies and products which had the potential for commercialization. In April, 2005, we changed our name to MicroChannel Technologies, Inc., and began trading on the OTC Markets in June, 2008 under the trading symbol “MCTC.” Our business focused on research and development of a patented combination of physical, chemical and biological cues at the “cellular” level to facilitate peripheral nerve regeneration.

In August, 2011, we ceased operations and began a process of attempting to identify, locate, and if warranted, acquire new and potentially commercial opportunities. On June 27, 2018 we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, we formed two subsidiaries for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

On May 25, 2019, Lauderdale Holdings, LLC, a Florida limited liability company, and beneficial owner 70.7% of our issued and outstanding common stock, sold 130,000,000 common shares, to Mr. Robert Hymers, Mr. Edward Manolos and Mr. Dan Nguyen, all of whom were previously unaffiliated parties of the Company. Each individual purchased 43,333,333 common shares for $108,333,333 or an aggregate of $325,000. These series of transactions constituted a change in control.

On August 9, 2019, the Company filed a DBA in California registering the operating name Cannabis Global. On July 1, 2019, the Company entered into a 100% business acquisition with Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei in exchange for $1,000 (see “Related Party Transactions”).

On February 20, 2020, the Company entered into a material definitive agreement with Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”), and its owners Ma Helen M. Am Is, Inc., a Wyoming corporation (“Helen M.”), East West Pharma Group, Inc., a Wyoming corporation (“East West”), and New Horizons Laboratory Services, Inc., a Wyoming corporation (“New Horizons”). In exchange for intellectual properties owned by Lelantos, the Company agreed to issue 400,000 shares of common stock and convertible promissory notes to Lelantos and its owners. On June 15, 2020, the Company and Lelantos entered into a modification agreement cancelling the Company's obligation to issue 400,000 shares of common stock and the convertible promissory notes. The Company and Lelantos agreed to a purchase price of five hundred thousand dollars ($500,000), payable by the issuance of a promissory note. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance.

On March 30, 2020, we completed a redomicile from Delaware to Nevada, and changed the Company’s name to Cannabis Global, Inc. and concurrently its trading symbol to “CBGL.”

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

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, a director of the Company, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery activity of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of August 31, 2020, the Company has not issued the common or preferred shares.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”), an individual. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Company, or any of the Company’s affiliates or control persons and Hymers. Pursuant to the Stock Purchase Agreement (the “SPA”) the Company purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a private California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. Under the terms of the SPA, the Company acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). In connection with the SPA, the Company became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares.

Our Business Operations

We are a research and development company commercializing proprietary hemp extract infusion technologies, including the manufacturing and marketing of hemp extract and cannabinoid infused beverages and foods, and the sales of related food ingredients to other manufacturers We also invest, or provide managerial services, in specialized areas of the regulated cannabis industry.

Hemp You Can Feel Products

Our Hemp You Can Feel product line consists of hemp infused foods and beverages. The infusion technologies utilized are a combination on water soluble preparations invented by the Company and its research teams.

The product line consists of the following:

•	Hemp You Can Feel Alcohol Replacement Cocktail Mixers – This is a line of alcohol-free cocktail mixers being marketed on line via our own website site and via our marketing partners. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel Coffee Products – This is a line of hemp infused coffee products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel Gummies – This is a line of all natural hemp infused candy products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel Kombucha Beverages. This is a line of hemp infused fermented tea products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel Sweeteners – This is a line of natural and artificial sweeteners consisting of the following products:

•	Hemp You Can Feel Organic Sugar
•	Hemp You Can Feel Sucralose Blend
•	Hemp You Can Feel Stevia Blend
•	Hemp You Can Feel Aspartame
•	Hemp You Can Feel Saccharin

Upcoming additions to the product line will include:

•	Hemp You Can Feel Monk Fruit Sweetener (monk fruit extract and erythritol)
•	Hemp You Can Feel Non-Dairy Creamer
•	Hemp You Can Feel French Vanilla Non-Dairy Creamer
•	Hemp You Can Feel Non-Dairy Creamy Chocolate Creamer

Coffee Pod and Single Serving Beverage Pod Infusion System

Based on internally developed technology and those developed by the Company’s contract research organization, the Company is marketing product line consisting of infusion technologies designed to easily and to accurately dose single serving coffee and other beverage pods.

Tetrahydrocannabivarin (THV-C) Beverages

The Company has recently begun marketing beverages infused with THC-V.

Management Services for Whisper Weed

As one of our business operations, we provide management services for Whisper Weed, Inc., a California corporation (“Whisper Weed”), which is a licensed and regulated cannabis delivery service, operating in the Los Angeles area. The Company believes our management team holds strong skill relative to overall management, operations, finance, accounting and marketing, which will enable us to make a significant contribution to the Whisper Weed operations.

The business relationship with Whisper Weed comes about as a result of a July 22, 2020 management agreement with Whisper Weed. Edward Manolos, a director of the Company, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed and compliant delivery activity of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of August 31, 2020, the Company has not issued the common or preferred shares.

Investment in Nature Plant Extracts of California, Inc. (NPE)

We are also an investor in a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. We consider the NPE investment consistent with our goals to extend our exposure into the licensed cannabis arena.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”). Pursuant to the Stock Purchase Agreement (the “SPA”) the Company purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a private California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. Under the terms of the SPA, the Company acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000). In connection with the SPA, the Company became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares.

Our Research and Development Programs

The Company maintains a research and development program in the areas of hemp extracts, cannabinoids and methods to improve the bioavailability of these compounds to the human body. Cannabis Global follows a contract research organization strategy, which leverages the expertise of partner and vendor companies.

Our R&D programs included the following;

1)	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2)	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3)	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4)	Development of new methods to administer both common and rare cannabinoids to the human body. These efforts have centered on Cannabidiol (CBD), Tetrahydrocannabivarin (THV-V), and Cannabinol (CBN), but also apply to other cannabinoids.

5)	Invention of new methods to create free flowing and other powders of hemp extract and cannabinoid containing liquid substances.
6)	Development of systems to infused coffee, tea and single service beverage pods with hemp extracts and/or cannabinoids.

These research and development efforts have resulted in the filing of six provisional patent filings, which are outlined below, and other technologies which the Company views as trade secrets. Under United States patent law, a provisional application is a legal document filed in the United States Patent and Trademark Office, that establishes an early filing date, but does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year.

Project Varin

The Company is a leader in researching the rare cannabinoid tetrahydrocannabivarin (THC-V) by way of its Project Varin. The primary goal of Project Varin is the development of THC-V delivery methods that improve bioavailability of the cannabinoid to the human body. The project was recently expanded to include cannabinol (CBN) an additional rare cannabinoid.

In the first stage of the program researchers produced THC-V polymeric nanoparticles and nanofibers based on the Company’s patent-pending technologies. In the second phase of development, the Company plans to apply its ongoing cannabinoid glycosides research to THC-V, in order to produce THC-V with unparalleled levels of availability at minimal usage levels.

As a result of Project Varin, the Company has developed several new methods to produce cannabinoid nanoparticles and nanofibers, which the Company plans to formulate into food and beverage ingredients for used in its own products or to be sold to other companies for inclusion in food, beverage, or other consumer goods. The Company plans to continue other areas of delivery systems research via Project Varin including its programs pertaining to cannabinoid glycosides, polymeric cannabinoid nanoparticles and nanofibers, and its hemp extract-based alcohol replacement technologies.

Our Intellectual Property Portfolio

It is the Company’s strategy to develop a growing portfolio of intellectual property relating to the processing of hemp extracts and cannabinoids into forms that are easily and efficiently delivered to the human body and to companion animals.

The Company owns no issued patents. The Company has filed provisional patents for the following technologies and products:

Cannabinoid Delivery System and Method of Making

•	September 1, 2020 Original File Date - Cannabinoid Delivery System and Method of Making
•	September 6, 2021 Second Filing Date - Cannabinoid Delivery System and Method of Making

Water Soluble Compositions With Enhanced Bioavailability

•	September 24, 2019 - Water Soluble Compositions With Enhanced Bioavailability
•	This provisional patent filing was abandoned, although the Company may refile at a later date.

Printed Shape Changing Article for the Delivery of Cannabinoids

•	October 15, 2019 Original File Date - Printed Shape Changing Article for the Delivery of Cannabinoids.
•	September 23, 2021 Second File Date - Printed Shape Changing Article for the Delivery of Cannabinoids.

Cannabinoid enriched composition and method of Treating a Medical Condition Therewith

•	November 4, 2019 - Cannabinoid enriched composition and method for dry free-flowing powder.
•	December 11, 2020 Second File Date - Cannabinoid enriched composition and method of treating a medical condition therewith.

Electrosprayed and Electrospun Cannabinoid Compositions

•	December 22, 2019 - Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce.
•	November 4, 2020 Second File Date - Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce.

Article, Method and Apparatus for Producing Cannabinoid Beverages

•	January 16, 2020 - Article, Method and Apparatus for Producing Cannabinoid Beverages.
•	January 16, 2021 Second File Date - Article, Method and Apparatus for Producing Cannabinoid Beverages.

Trademark applications are as follows:

•    Trade Mark – Hemp You Can Feel™ filing – On August 27 2019, the Company filed a trademark application with the U.S. Patent and Trademark Office (USPTO) for its Hemp You Can Feel trade name. The U.S. Application Serial Number is 88595425.

On June 24, 2020, the Company received a notice of Nonfinal Office Action from the USPTO indicating the Company would have six months to respond to issues presented the Company by USPTO or be abandoned.

The Company plans to continue to pursue to trademark applications and will be responding as appropriate.

•    Trade Mark – Gummies You Can Feel™. The Company received a Notice of Allowance from the USPTO on March 24, 2020. The U.S. Serial Number for the trademark is 88590925

There can be no assurance any trademark protection will be issued or that we will be successful in protecting our trademarks if issued.

Our Marketing Programs

The Company has only recently begun its marketing programs, focusing its efforts first research and development, product formulation, packaging and company reorganization. The Company directly markets its products on its website at www.hempyoucanfeel.com. Additionally, the Company has several partners that are directly offering product online and in other sales channels.

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

The Company’s product are available on the RxLeaf website at www.rxleaf.com, and on its sister company site www.cannadish.net. The Company’s products are also offered by H Smart Inc. (dba hempSMART) at www.hempsmart.com.

Results of Operations

Revenues

Revenues for the fiscal year ending August 31, 2020 were $27,004. The revenues for the fiscal year ending August 31, 2020 compared to product revenues of $0 and $0 consulting revenues during the fiscal year ending August 31, 2019. The increase in product revenues was attributable to the introduction, marketing and sales of new products into the market.

Costs of Sales

Cost of revenues for the fiscal year ending August 31, 2020 was $24,521 compared to $0 for the fiscal year ending August 31, 2019. The increase was attributable to raw materials purchases commencing as the Company began production of products for sale to customers.

Gross Profit

For the fiscal year ending August 31, 2020, we generated a gross margin of $2,483 compared to a gross margin of $0 for the fiscal year ending August 31, 2019. The increase in gross margin is attributable to an increase in sales in fiscal 2020.

Operating Expenses

Operating expenses for the fiscal year ending August 31, 2020 totaled $3,626,375 compared to $549,918 for the period ending August 31, 2019. The increase was primarily attributable to the following:

1)	An increase in consulting services to $2,033,801 for the fiscal year ending August 31, 2020 compared to $59,865 for the fiscal year ending August 31, 2019. Consulting services increased as a result of the signing of several consultants who were retained to assist the Company in its launch of its business operations.

2)	An increase in professional fees to $717,548 for the fiscal year ending August 31, 2020 compared to $102,765 for the previous reporting period. The increase was due to fees paid relating to the reorganization of the Company.

3)	General and administrative expenses increased to $661,724 from $386,133 for the period ending August 31, 2019. The increase in general and administrative expenses was directly attributable to the Company reorganizing its business and incurring additional general and administrative costs as a result. Additionally, during the period ending August 31, 2020, the Company realized an increase in advertising expenses to $213,302, up from $1,155 for the period ending August 31, 2019.

Operating Loss

The operating loss for fiscal year ending August 31, 2020 increased to $3,623,892 from the $549,918 for the period ending August 31, 2019. The increase in operating losses for the fiscal year ending August 31, 2020 was directly attributable to increased operating expenses, as outlined above.

Other Income and Expenses

During the period ending August 31, 2020, we experienced a significant increase in other expenses, mainly as a result of interest expenses, which were $1,422,469 compared to $7,827 for the period ending August 31, 2019. Additionally, the Company realized a loss relative to and uncollectable note in the amount of $40,000 and a gain on cancellation of debt of $45,745. The net result was an increase in the other loss category to a loss of $1,305,456 compared to a gain of $160,321 for the period ending August 31. 2019.

Net Loss

Net loss for the fiscal year ending August 31, 2020, was $4,929,348, an increase from $389,597 for the fiscal year ending August 31, 2019. The increase in the net loss was primarily attributable to the significant increases in operating and interest expenses during the fiscal year ending August 31, 2020 compared to operating expenses and interest expenses for the fiscal year ending August 31, 2019.

Liquidity and Capital Resources

As of August 31, 2020, and August 31, 2019 our cash and cash equivalent balances were $2,338 and $152,082, respectively.

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

On November 11, 2019, we sold 83,333 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $25,000.

On November 25, 2019, we sold 120,000 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $50,000.

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

On April 23, 2020, we sold 375,000 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $25,000.

On May 20, 2020, we sold 495,000 common shares registered in the direct offering under its Form S-1 made effective by the SEC on September 16, 2019, to an accredited investor in exchange for $75,000.

On May 21, 2020, we sold 352,941 common shares registering in the direct offering under its Form S-1 made effective by the SEC on September 16, 2020, to an accredited investor in exchange for $60,000.

On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of the date of this filing, there were 6,000,000 Series A Preferred shares issued and outstanding.

On June 29, 2020, we sold 289,302 common shares registered in the direct offering under its Form S-1 to an accredited investor in exchange for $50,000.

On July 7, 2020, we sold 305,810 common shares registered in the direct offering under its Form S-1 to an accredited investor in exchange for $35,000.

On July 10, 2020, the Company receives a $25,000 disbursement from a previously signed convertible note. On March 19, 2020, the Company entered into a Securities Purchases Agreement and Convertible Promissory Note in the principal amount of $150,000. The note, which is payable one year after issuance, carries interest at 10% per annum. On March 19, 2020, the Company received its first disbursement under this agreement in the amount of $50,000. Less an original discount and other certain fees, the Company netted $43,000. The note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion. Additionally, the issuer was granted three-year warrant coverage at $0.48. The note shall not be able to be converted in an amount that would result in the beneficial ownership of more than 4.99% of the Company outstanding common stock.

On July 21, 2020, the Company entered into a Securities Purchases Agreement and Convertible Promissory Note in the principal amount of $78,750. The note, which is payable one year after issuance, carries interest at 6% per annum. The note converts to common shares at a 60% discount to the lowest traded price during the 30 days prior to conversion.

On August 6, 2020, the Company entered into a stock purchase agreement selling 2,749,017 registered common for a price of $278,338. Additionally, the investor was provided with 150,000 registered commitment shares, and was issued a convertible for $50,000. The note calls for annualized interest of 10% and is due on August 7, 2021. The note converts into common shares at a fixed price of $0.1631.

On August 12, 2020, The Company sold a convertible note to an accredited investor. The $55,000 note calls for annualized interest of 10% and is due on May 21, 2021. The note converts into common shares at a fixed price of $0.1005.

On August 14, 2020, The Company sold a convertible note to an accredited investor. The $50,000 note calls for annualized interest of 10% and is due on May 14, 2021. The note converts into common shares at a fixed price of $0.1005.

On August 17, 2020, we sold 510,204 unregistered common shares in a private placement for $51,275.

On August 28, 2020, the Company sold a convertible note to an accredited investor. The $113,000 note calls for annualized interest of 8% and is due on August 28, 2021. The note converts to common shares at a 37% discount to the lowest traded price during the 15 days prior to conversion.

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

Operating Activities

For the fiscal year ending August 31, 2020 and the fiscal year ending August 31, 2019, the Company used cash for operating activities of $1,522,141 and $109,408, respectively. Operating activities consisted of corporate overhead and initial research and development projects. The increase in operating activity costs was primarily due to the hiring of staff, the hiring of consultants, increased activities relating to reorganization of the business operations and implementation of new research and development programs.

Investing Activities

For the fiscal years ended August 31, 2020 and August 31, 2019 net cash used in investment activities was $15,499 and $14,000, respectively. Investing activities during the year ended August 31, 2020 consisted of equipment purchases used to produce new products. For the fiscal year ending August 31, 2019, investing activities consisted of equipment purchases of $14,000, which is considered a Related Party Transaction and is described in the section marked “Related Party Transactions”.

Financing Activities

During the fiscal year ended August 31, 2020, the Company had cash inflows from financing activities of $714,612 via the sales of common shares, and $673,284 from a convertible notes payable. During the fiscal year ended August 31, 2019, the Company had cash inflows from financing activities of $235,000 via the sales of unregistered common shares, $42,504 from proceeds from a note payable and $33,334 from a convertible note payable. The Company also repaid $40,000 of advances to a related party during the year ended August 31, 2019.

Other Contractual Obligations

The Company entered into a one-year lease during August of 2019 for a commercial food production facility located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month through September of 2020. Subsequent to the end of the financial reporting period, ending May 31, 2020, the Company agreed to extend the lease for commercial food production facility located in Los Angeles, California, on a month-to-month basis, upon the August 2020 expiration.

The Company leased office space under a contract effective August 15, 2019, expiring on August 14, 2020. We now rent the premises on a month to month basis and paying $800 per month.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2020, however we consider our critical accounting policies to be those related to derivative financial instruments.

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of August 31, 2020, and August 31, 2019, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of August 31, 2020 or August 31, 2019.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of August 31, 2020, and August 31, 2019, we had no allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of August 31, 2020 and as of August 31, 2019.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended August 31, 2020, and August 31, 2019.

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

Product Sales

Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, we drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended August 31, 2020 and August 31, 2019 we incurred no income taxes and had no liabilities related to federal or state income taxes.

Other Taxes Policies

Incentive Stock Options. For federal income tax purposes, the holder of an ISO has no taxable income at the time of the grant or exercise of the ISO. If such person retains the Common Stock acquired under the ISO for a period of at least two years after the stock option is granted and one year after the stock option is exercised, any gain upon the subsequent sale of the Common Stock will be taxed as a long-term capital gain. A participant who disposes of shares acquired by exercise of an ISO prior to the expiration of two years after the stock option is granted or before one year after the stock option is exercised will realize ordinary income equal to the lesser of (i) the excess of the fair market value over the exercise price of the shares on the date of exercise, or (ii) the excess of the amount realized on the disposition over the exercise price for the shares. Any additional gain or loss recognized upon any later disposition of the shares would be a short- or long-term capital gain or loss, depending on whether the shares have been held by the participant for more than one year. Utilization of losses is subject to special rules and limitations.

Nonstatutory Stock Options. A participant who receives a nonstatutory stock option generally will not realize taxable income on the grant of such option, but will realize ordinary income at the time of exercise of the stock option equal to the difference between the option exercise price and the fair market value of the stock on the date of exercise.

Restricted Stock. A participant will generally not have taxable income upon grant of unvested restricted shares unless he or she elects to be taxed at that time pursuant to an election under Code Section 83(b). Instead, he or she will recognize ordinary income at the time(s) of vesting equal to the fair market value (on each vesting date) of the shares or cash received minus any amount paid for the shares, if any.

Stock Units. No taxable income is generally reportable when unvested stock units are granted to a participant. Upon settlement of the vested stock units, the participant will recognize ordinary income in an amount equal to the fair market value of the shares issued or payment received in connection with the vested stock units.

Stock Appreciation Rights. No taxable income is generally reportable when a stock appreciation right is granted to a participant. Upon exercise, the participant will recognize ordinary income in an amount equal to the amount of cash received plus the fair market value of any shares received.

Income Tax Effects for the Company. We generally will be entitled to a tax deduction in connection with an award under the 2020 Plan in an amount equal to the ordinary income realized by a participant at the time the participant recognizes such income (for example, upon the exercise of an nonqualified stock option or vesting of restricted stock).

Internal Revenue Code Section 162(m) Deduction Limitation. Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct in any one fiscal year with respect to our executive officers and other persons who are subject to Code Section 162(m). Therefore, compensation derived from 2020 Plan awards may not be fully deductible by the Company.

Internal Revenue Code Section 280G. For certain persons, if a change in control of the Company causes an award to vest or become newly payable, or if the award was granted within one year of a change in control and the value of such award or vesting or payment, when combined with all other payments in the nature of compensation contingent on such change in control, equals or exceeds the dollar limit provided in Section 280G of the Code (generally, this dollar limit is equal to three times the five-year historical average of the individual’s annual compensation received from the Company), then the entire amount exceeding the individual’s average annual compensation will be considered an excess parachute payment. The recipient of an excess parachute payment must pay a 20% excise tax on this excess amount and the Company cannot deduct the excess amount from its taxable income.

Internal Revenue Code Section 409A. Section 409A of the Code governs the federal income taxation of certain types of nonqualified deferred compensation arrangements. A violation of Section 409A of the Code generally results in an acceleration of the recognition of income of amounts intended to be deferred and the imposition of a federal excise tax of 20% on the employee over and above the income tax owed, plus possible penalties and interest. The types of arrangements covered by Section 409A of the Code are broad and may apply to certain awards available under the 2020 Plan (such as stock units). The intent is for the 2020 Plan, including any awards available thereunder, to comply with the requirements of Section 409A of the Code to the extent applicable. As required by Code Section 409A, certain nonqualified deferred compensation payments to specified employees may be delayed to the seventh month after such employee’s separation from service.

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

Variable Interest Entities

The Company accounts for arrangements that are not controlled through voting or similar rights as variable interest entities (“VIEs”). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack the power, through voting or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to have a variable interest, or combination of variable interests, that provides the enterprise with a controlling financial interest in the VIE, is considered the primary beneficiary and must consolidate the VIE. Investments where the Company has significant influence, but not control, and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting on the accompanying consolidated financial statements.

As of August 31, 2020, the Company held a variable interest in an entity for which it directly held an 18.8% equity interest, and indirectly controlled 37.6% of the equity. The entity was not determined to be a VIE under ASC 810, as it did not meet the criteria outlined above. Since the Company indirectly controls less than 50% of the voting interest of the entity, the entity is not consolidated, and the Company accounts for the investment under the equity method of accounting in accordance with ASC 321. Since the entity in which the Company holds its investment does not have a readily determinable fair value, the Company elected to account for the investment under the measurement alternative, accounting for the investment at cost less impairment, plus or minus any changes resulting from observable price changes in orderly transactions for the same investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Cannabis Global, Inc. (formerly MCTC Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Global, Inc. (formerly MCTC Holdings, Inc.) (the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Bayville, New Jersey

October 27, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 07701	F (732) 510-0665

CANNABIS GLOBAL, INC.

(formerly MCTC HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2020	2019

ASSETS
Current Assets:
Cash	$2,338	$152,082
Inventory	75,338	2,299
	77,676	154,381

Machinery & Equipment- Net	25,406	13,248

Other Assets
Long-Term Investments	1,714,903	—
Intangible Assets	500,000	—
Notes Receivable	—	40,000
Security Deposit	7,200	7,200

TOTAL ASSETS	$2,325,185	$214,829
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$233,568	$92,806
Accounts Payable - Related Party	1,139	1,139
Accrued Interest	33,301	—
Accrued Professional and Legal Expenses	—	5,885
Accrued R&D Expenses	—	6,250
Convertible Notes, Net of Debt Discount of $678,246 and $0, respectively	1,866,872	33,334
Derivative Liability	1,125,803	—
Notes Payable - Related Party	499,788	14,000
Total Current Liabilities	3,760,471	153,414

Total Liabilities	3,760,471	153,414

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 6,000,000 shares Issued and
Outstanding at August 31, 2020 and 2019	600	—
Common Stock, par value $0.001,
290,000,000 shares Authorized, 12,524,307 shares Issued and
Outstanding at August 31, 2019 and 27,082,419 at August 31, 2020	2,708	1,253
Additional Paid-in Capital	4,618,168	1,184,923
Shares to be issued	227	2,840
Accumulated Deficit	(6,056,949)	(1,127,601)

Total Stockholder's Equity (Deficit)	(1,435,286)	61,415

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$2,325,185	$214,829

 The accompanying notes are an integral part of these audited consolidated financial statements

CANNABIS GLOBAL, INC.

(formerly MCTC HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	August 31	August 31
	2020	2019

Revenue:
Products Sales	$27,004	$—
Total Revenue	27,004	—

Cost of Goods Sold	24,521	—
Gross Profit	2,483	—

Operating Expenses:
Advertising Expenses	213,302	1,155
Consulting Services	2,033,801	59,865
Professional Fees	717,548	102,765
General and Administrative Expenses	661,724	386,133
Total Operating Expenses	3,626,375	549,918

Operating Loss	(3,623,892)	(549,918)

Other Income (Expense)
Interest Expense	(1,422,469)	(7,827)
Gain on Debt Cancellation	45,745	168,048
Changes in Fair Value of Derivatives	111,268
Uncollectible Note Receivable	(40,000)
Other Income	—	100
Total Other Income (Expense)	(1,305,456)	160,321

Net Loss	$(4,929,348)	$(389,597)

Basic & Diluted Loss per Common Share	$(0.29)	$(0.03)

Weighted Average Common Shares
Outstanding	17,101,743	12,261,293

See the accompanying notes to these audited consolidated financial statements

CANNABIS GLOBAL, INC.

(FORMERLY MCTC HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2018	—	$—	12,257,640	$1,226	—	$—	$601,825	$(738,004)	$(134,953)
Common stock issued for services rendered	—	—	—	—	1,533,333	153	350,812	—	350,965
Proceeds from common stock subscriptions	—	—	266,667	27	—	—	99,973	—	100,000
Proceeds from common stock subscriptions- to be issued	—	—	—	—	360,000	36	134,964	—	135,000
Net loss	—	—	—	—	—	—	—	(389,597)	(389,597)
Balance, August 31, 2019	—	—	12,524,307	1,253	1,893,333	189	1,187,574	(1,127,601)	61,415

Balance, August 31, 2019	—	$—	12,524,307	$1,253	1,893,333	$189	$1,187,574	$(1,127,601)	$61,415
Stock based compensation	—	—	9,188,888	919	(1,226,579)	(122)	2,347,336	—	2,348,133
Proceeds from common stock subscriptions	—	—	5,180,402	517	510,204	51	714,044	—	714,612
Common stock to be issued for investment	—	—	—	—	—	—	—	—	—
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	694,900	69	242,566	—	242,635
Discount on convertible notes	—	—	—	—	—	—	126,467	—	126,467
Preferred stock issued	6,000,000	600	—	—	—	—	200	—	800
Effects of Reverse stock-split	—	—	188,822	19	—	—	(19)	—	—
Net Loss	—	—	—	—	—	—	—	$(4,929,348)	(4,929,348)
Balance, August 31, 2020	6,000,000	$600	27,082,419	$2,708	1,871,858	$187	$4,618,168	$(6,056,949)	$(1,435,286)

See the accompanying notes to these audited consolidated financial statements

CANNABIS GLOBAL, INC.

(formerly MCTC HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31	August 31
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(4,929,348)	(389,597)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash Interest Expense	1,299,876	—
Uncollectible Note Receivable	40,000
Depreciation Expense	3,342	752
Stock Based Compensation	2,348,133	350,965
Changes in Fair Value of Derivative Liabilities	(111,268)	—
Gain on Debt Cancellation	(45,745)	(168,048)
Changes In:
Rent Deposit	—	(7,200)
Inventory	(73,039)	(2,299)
Accounts Payable	(75,258)	91,118
Accounts Payable - Related Party	-	(5,061)
Accrued Professional and Legal Expenses	(5,885)	5,885
Accrued R&D Expenses	(6,250)	6,250
Accrued Interest	33,301	5,235
Accrued Interest - Related Party	—	2,592
Net Cash Used in Operating Activities	(1,522,141)	(109,408)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(15,499)	(14,000)
Net Cash Provided by Investing Activities	(15,499)	(14,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuances of Common Stock	714,612	235,000
Proceeds from Convertible Debentures	673,284	33,334
Proceeds from Note Payable - Related Party	—	42,504
Advances to related party	—	(40,000)
Net Cash Provided by Financing Activities	1,387,896	270,838

Net (Decrease) Increase in Cash	(149,744)	147,430
Cash at Beginning of Period	152,082	4,652

Cash at End of Period	$2,338	$152,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

Shares to be issued and loan incurred for investment	$1,714,903	$—

See the accompanying notes to these audited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

NOTE 1 — Organization and Description of Business

Cannabis Global, Inc. is located at 520 S Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com  Our shares of Common Stock are quoted on the OTC Markets Pink, operated by OTC Markets Group, Inc., under the ticker symbol “CGBL.”

Our aim is to grow our revenues in the marketplace for hemp, hemp extracts, and cannabis. While we are indirectly involved in the cannabis business, we do not directly engage in the cultivation, manufacturing, distribution or sales of regulated cannabis products. By way of our investment in Natural Plant Extract of California Inc., a California corporation (“NPE”) and our management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”), we are indirectly involved in the business of the cultivation, manufacturing, distribution or sales of regulated cannabis products. Edward Manolos, a director of the Company, is a shareholder in Whisper Weed, thus the management agreement is Related Party Transaction and is described in the sections marked “Related Party Transactions”.

Our business focus is twofold: 1) Development and commercialization of proprietary engineered technologies to deliver hemp extracts and cannabinoids to the human body. We are achieving this goal by way of an active research and development programs and of the introduction to the industry of new hemp and hemp extract infusion technologies; and, 2) Investments into specialized area of the regulated and licenses cannabis business where are hold either an equity state or provide managerial services.

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

On or about June 27, 2018, we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute Delaware General Corporation Law Section 251(g). On or about July 12, 2018, two subsidiaries were formed for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituents and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei (see “Related Party Transactions”). The transaction value was nominal, at only One Thousand Dollars ($1,000).

On April 18, 2020, we formed a subsidiary Hemp You Can Feel, Inc. a California corporation (“HYCF”) as a wholly owned subsidiary of the Company. HYCF will be engaged in various related business opportunities. At this time HYCF has no operations.

On August 9, 2019, the Company filed a DBA in California registering the operating name Cannabis Global. On July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a company owned by our current CEO, Arman Tabatabaei (see “Related Party Transactions”). The transaction value was nominal, at only One Thousand Dollars ($1,000).

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

On September 11, 2019, we formed a subsidiary Aidan & Co, Inc. (“Aidan”) a Nevada corporation as a wholly owned subsidiary of the Company. Aidan will be engaged in various related business opportunities. At this time Aidan has minimal operations.

On February 20, 2020, the Company entered into a material definitive agreement with Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”), and its owners Ma Helen M. Am Is, Inc., a Wyoming corporation (“Helen M.”), East West Pharma Group, Inc., a Wyoming corporation (“East West”), and New Horizons Laboratory Services, Inc., a Wyoming corporation (“New Horizons”). In exchange for intellectual properties owned by Lelantos, the Company agreed to issue 400,000 shares of common stock and convertible promissory notes to Lelantos and its owners. On June 15, 2020, the Company and Lelantos entered into a modification agreement cancelling the Company's obligation to issue 400,000 shares of common stock and the convertible promissory notes. The Company and Lelantos agreed to a purchase price of five hundred thousand dollars ($500,000), payable by the issuance of a promissory note. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, a director of the Company, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed and compliant delivery activity of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. The Company recognized stock-based compensation of $116,282 related to the 666,754 shares to be issued to Whisper Weed. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. No preferred share designation or issuance occurred as of August 31, 2020.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”), an individual. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Company, or any of the Company’s affiliates or control persons and Hymers. Pursuant to the Stock Purchase Agreement (the “SPA”) the Company purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. NPE is a private corporation and is not publicly traded. Under the terms of the SPA, the Company acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). In connection with the SPA, the Company became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares.

NOTE 2 – Going Concern Uncertainties and Liquidity Requirements

During financial reporting period ending August 31, 2020, the Company generated $27,004 in revenues, has an accumulated deficit of $6,056,949, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as begins to execute its business strategy in the cannabinoid marketplace. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company accounts for arrangements that are not controlled through voting or similar rights as variable interest entities (“VIEs”). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack the power, through voting or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to have a variable interest, or combination of variable interests, that provides the enterprise with a controlling financial interest in the VIE, is considered the primary beneficiary and must consolidate the VIE. Investments where the Company has significant influence, but not control, and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting on the accompanying consolidated financial statements.

As of August 31, 2020, the Company held a variable interest in an entity for which it directly held an 18.8% equity interest, and indirectly controlled 37.6% of the equity. The entity was not determined to be a VIE under ASC 810, as it did not meet the criteria outlined above. Since the Company indirectly controls less than 50% of the voting interest of the entity, the entity is not consolidated, and the Company accounts for the investment under the equity method of accounting in accordance with ASC 321. Since the entity in which the Company holds its investment does not have a readily determinable fair value, the Company elected to account for the investment under the measurement alternative, accounting for the investment at cost less impairment, plus or minus any changes resulting from observable price changes in orderly transactions for the same investment. See Note 8 for additional information on this investment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of August 30, 2020 and through the date of this report. The matters assessed included accounts receivable and the carrying value of investments, intangible assets and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of August 31, 2020, and August 31, 2019, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of August 31, 2020 or August 31, 2019.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of August 31, 2020, and August 31, 2019, we had $0 and $0 allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of August 31, 2020, and as of August 31, 2019.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended August 31, 2020, and August 31, 2019.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented. We apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

In accordance with FASB ASC Topic 606, Revenue Recognition, we recognize revenue when persuasive evidence of a significant financing component exists in our consulting and product sales contracts. We examine and evaluate when our customers become liable to pay for goods and services; how much consideration is paid as compared to the cash selling price of the goods or services; and, the length of time between our performance and the receipt of payment.

Product Sales

Revenue from product sales, including delivery fees, is recognized at a point in time when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Generally, we drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended August 31, 2020 and August 31, 2019 we incurred no income taxes. As of August 31, 2020, and August 31, 2019, we had no liabilities related to federal or state income taxes.

Other Tax Related Policies

Incentive Stock Options. For federal income tax purposes, the holder of an ISO has no taxable income at the time of the grant or exercise of the ISO. If such person retains the Common Stock acquired under the ISO for a period of at least two years after the stock option is granted and one year after the stock option is exercised, any gain upon the subsequent sale of the Common Stock will be taxed as a long-term capital gain. A participant who disposes of shares acquired by exercise of an ISO prior to the expiration of two years after the stock option is granted or before one year after the stock option is exercised will realize ordinary income equal to the lesser of (i) the excess of the fair market value over the exercise price of the shares on the date of exercise, or (ii) the excess of the amount realized on the disposition over the exercise price for the shares. Any additional gain or loss recognized upon any later disposition of the shares would be a short- or long-term capital gain or loss, depending on whether the shares have been held by the participant for more than one year. Utilization of losses is subject to special rules and limitations.

Nonstatutory Stock Options. A participant who receives a nonstatutory stock option generally will not realize taxable income on the grant of such option, but will realize ordinary income at the time of exercise of the stock option equal to the difference between the option exercise price and the fair market value of the stock on the date of exercise.

Restricted Stock. A participant will generally not have taxable income upon grant of unvested restricted shares unless he or she elects to be taxed at that time pursuant to an election under Code Section 83(b). Instead, he or she will recognize ordinary income at the time(s) of vesting equal to the fair market value (on each vesting date) of the shares or cash received minus any amount paid for the shares, if any.

Stock Units. No taxable income is generally reportable when unvested stock units are granted to a participant. Upon settlement of the vested stock units, the participant will recognize ordinary income in an amount equal to the fair market value of the shares issued or payment received in connection with the vested stock units.

Stock Appreciation Rights. No taxable income is generally reportable when a stock appreciation right is granted to a participant. Upon exercise, the participant will recognize ordinary income in an amount equal to the amount of cash received plus the fair market value of any shares received.

Income Tax Effects for the Company. We generally will be entitled to a tax deduction in connection with an award under the 2020 Plan in an amount equal to the ordinary income realized by a participant at the time the participant recognizes such income (for example, upon the exercise of an nonqualified stock option or vesting of restricted stock).

Internal Revenue Code Section 162(m) Deduction Limitation. Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct in any one fiscal year with respect to our executive officers and other persons who are subject to Code Section 162(m). Therefore, compensation derived from 2020 Plan awards may not be fully deductible by the Company.

Internal Revenue Code Section 280G. For certain persons, if a change in control of the Company causes an award to vest or become newly payable, or if the award was granted within one year of a change in control and the value of such award or vesting or payment, when combined with all other payments in the nature of compensation contingent on such change in control, equals or exceeds the dollar limit provided in Section 280G of the Code (generally, this dollar limit is equal to three times the five-year historical average of the individual’s annual compensation received from the Company), then the entire amount exceeding the individual’s average annual compensation will be considered an excess parachute payment. The recipient of an excess parachute payment must pay a 20% excise tax on this excess amount and the Company cannot deduct the excess amount from its taxable income.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Certain types of nonqualified deferred compensation arrangements. A violation of Section 409A of the Code generally results in an acceleration of the recognition of income of amounts intended to be deferred and the imposition of a federal excise tax of 20% on the employee over and above the income tax owed, plus possible penalties and interest. The types of arrangements covered by Section 409A of the Code are broad and may apply to certain awards available under the 2020 Plan (such as stock units). The intent is for the 2020 Plan, including any awards available thereunder, to comply with the requirements of Section 409A of the Code to the extent applicable. As required by Code Section 409A, certain nonqualified deferred compensation payments to specified employees may be delayed to the seventh month after such employee’s separation from service.

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

Note 4 - Net Loss Per Share

During fiscal years ending August 31, 2020 and August 31, 2019, the Company recorded a net loss. Basic and diluted net loss per share is the same for those periods.

Note 5 – Notes Receivable

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited. As of the end of the fiscal year August 31, 2020, the Company determined it is not likely that repayment of the $40,000 note would occur, thus the Company booked an allowance for Bad Debt expense for the amount, bringing the note balance to zero, as of the end of the fiscal year ending August 31, 2020.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Note 6 - Notes Payable

On January 9, 2014, the Company issued a $70,000 note payable to a shareholder of the Company. The note payable bears interest at an annual rate of 7%, which then increased to 10% after it was in default. Principal and accrued interest on the note payable were due on January 9, 2016, with a default annual rate of 10% interest after that date. The outstanding balance of principal and accrued interest may be prepaid without penalty. During the years ended August 31, 2018 and August 31, 2017, the Company recorded an interest expense of $6,999, respectively, related to the note payable. As of August 31, 2018, the original principal balance of $70,000 on the note payable remained outstanding, with accrued interest of $28,306. The note payable was not repaid on January 9, 2016 and was spun out to Lauderdale Holdings, LLC as part of the change in control. During the Fourth Quarter of 2019. Consequently, it is included as part of the $168,048 in Cancellation of Debt income on the Statement of Operations.

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

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project (see “Related Party Transactions”). An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee.

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, anytime after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. At maturity, on May 31, 2020, (i) the Company received forbearance agreements for the two tranches of $225,000 each whereby the maturity date was extended to July 15, 2020 and the interest rate was increased to 9%; and (ii) the $50,000 note and all accrued interest thereon, in the amount of $747, was forgiven. Accordingly, the Company recognized a gain for debt forgiveness of $50,747. As of August 31, 2020, the carrying value of the notes was $450,000 and accrued interest payable was $19,824.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

The parties to the June 15, 2020 modification agreement were the Company and Lelantos, including its including without limitation its shareholders, owners, affiliates, control persons, successors and assigns, including, but not limited to, Mt. Fire, LLC, a Nevada limited liability company (“Mt. Fire”), Ma Helen M. Am Is, Inc., a Wyoming Corporation (“Helen M.”), New Horizons Laboratory Services, Inc., a Wyoming Corporation (“New Horizons”), and East West Pharma Group, Inc., a Wyoming Corporation (“East – West”) (or collectively, “Lelantos”). There is no material relationship between the Registrant or its affiliates and Lelantos, Helen M., East West, Mt. Fire, New Horizons, or any of their respective affiliates, other than in respect of the June 15, 2020 modification agreement. Pursuant to the June 20, 2020 modification agreement, the Company and Lelantos agreed to the following material modifications to the material definitive agreement as follows; 1) The Registrant shall have no obligation to issue 400,000 common shares under Section 3.1 of the previously disclosed acquisition agreement, 2) The Sellers acquisition notes referenced in the February 20 ,2020 agreement were all cancelled with prejudice to any and all rights of any kind whatsoever pertaining to and in favor of Helen M., New Horizons, and East – West. (The Company and East – West previously terminated their note on May 31, 2020, and 3) As complete and full consideration for the acquisition of the intellectual property, trade secrets, research and development and associated pending patent applications, the agreed to pay to Lelantos, a purchase price of five hundred thousand dollars ($500,000), payable by the issuance of a promissory note. The Company may prepay the note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance.

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of August 31, 2020, the carrying value of the note was $100,000 and accrued interest payable was $4,405.

Note 7. Related Party Transactions

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

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

During the three months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Company’s previous Chief Financial Officer, Robert L. Hymers III. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, Mr. Tabatabaei converted the principal amount of $79,333 and interest of $2,608, for a total amount of $81,941.55 into 694,902 common shares. As of August 31, 2020, the carrying value of the remaining note with the former chief financial officer was $15,884, net of debt discount of $37,884 and accrued interest was $3,138.

On April 30, 2020, the Company entered into a settlement agreement with Robert L. Hymers III, its Chief Financial Officer (the “CFO”), whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. As of August 31, 2020, the carrying value of the note was $15,061, net of debt discount of $14,939 and accrued interest was $1,011.

On August 31, 2020, the Company issued a convertible note payable and a note payable to Robert L. Hymers III in connection with the acquisition of an 18.8% equity interest in NPE. See Note 8.

See Note 9 for further discussion of the accounting treatment of the embedded conversion options of the above promissory notes payable as derivative liabilities.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Note 8. Convertible Notes Payable

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

During the three months ended February 29, 2020, the Company issued four convertible promissory notes having an aggregate principal amount of $256,500, aggregate original issue discount (OID) of $10,500, and aggregate legal fees of $11,000, resulting in aggregate net proceeds to the Company of $235,000. The notes mature in one year from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. Commencing one hundred eighty (180) days following the issuance date of $198,750 of the notes and commencing immediately following the issuance of $57,750 of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices ranging from 50% - 60% of the lowest previous fifteen (15) to twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $256,500, which is being amortized to interest expense over the term of the notes. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. In August 2020, the Company repaid the notes in full, consisting of principal of $256,500, accrued interest of $13,772, and early repayment interest and penalties of $127,565.

On March 19, 2020, the Company issued a convertible promissory note, payable in tranches, having an aggregate principal amount of $150,000, aggregate original issue discount (OID) of $15,000, and an aggregate of 468,750 three-year warrants exercisable at $0.48/share, which contain certain exercise price reset provisions in the event of dilutive issuances. The notes mature one year from the respective issuance date of each tranche and bear interest at the rate of 10% per annum, payable at maturity. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the lower of 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 25 trading days prior to: (i) the issuance date; or (ii) the conversion date. On March 19, 2020, the first tranche of $50,000, less OID of $5,000, was received, resulting in net proceeds to the Company of $45,000, and the Company issued 156,250 three-year warrants exercisable at $0.48 per share. On May 4, 2020, the second tranche of $25,000, less OID of $2,500, was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three-year warrants exercisable at $0.48 per share. On July 10, 2020, the third tranche of $25,000, less OID of $2,500 was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three year warrants exercisable at an initial price of $0.48 per share. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $75,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of August 31, 2020, the carrying value of these notes was $37,088, net of debt discount of $62,912 and accrued interest was $3,431.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

On July 21, 2020, the Company issued a convertible promissory note with a principal amount of $78,750, with the Company receiving proceeds of $71,250 after original issue discount of $3,750 and deferred finance costs of $3,750. The note matures on July 21, 2021 and bears interest at 6% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 30 trading days prior to: the conversion date. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $78,750, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of August 31, 2020, the carrying value of these notes was $8,846, net of debt discount of $69,904 and accrued interest was $531.

In August 2020, the Company issued two convertible promissory notes with an aggregate principal amount of $129,250, with the Company receiving proceeds of $117,500 after original issue discount of $11,750. The notes mature in May 2021 and bear interest at 10% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed price of $0.1005 per share of common stock. The conversion price may reset to a lower price if the Company issues common stock to any suppliers or vendors. As a result of the OID and the potential result for dilutive issuances, upon issuance, the Company recognized total debt discount of $129,250, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of August 31, 2020, the carrying value of these notes was $8,452, net of debt discount of $120,798 and accrued interest was $632.

The Company also entered into common stock subscription agreements with this lender, totaling share issuances of 3,409,221 (of which 510,204 are to be issued as of August 31, 2020), for cash proceeds of $329,613. In connection with these subscriptions, the Company issued a convertible promissory note of $50,000 for no consideration. The note matures on August 7, 2021 and bears interest at 10$% and is convertible at a fixed price of $0.1631 per share, subject to potential rest in the event the Company issues shares to vendors or suppliers. The Company recognized total debt discount of $50,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of August 31, 2020, the carrying value of these notes was $3,288, net of debt discount of $46,712 and accrued interest was $329.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Related Parties

During the three months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Robert L. Hymers III. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, the Chief Executive Officer converted $79,333 in principal and $2,608 of accrued interest into 694,902 shares of common stock to be issued having a fair value of $232,792. The conversion resulted in the elimination of $70,313 of remaining debt discount, the elimination of $231,632 of derivative liabilities, and a $10,468 gain on conversion that resulted from a related party and was therefore included in Additional paid-in capital. As of August 31, 2020, the carrying value of the remaining note with the former chief financial officer was $15,884, net of debt discount of $37,884 and accrued interest was $3,138.

On April 30, 2020, the Company entered into a settlement agreement with its former Chief Financial Officer (Robert L. Hymers III, hereinafter referred to as the “CFO”) whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. As of August 31, 2020, the carrying value of the note was $15,061, net of debt discount of $14,939 and accrued interest was $1,011.

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Hymers Twenty Thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these two transactions, the Company beneficially controls approximately 37% of the equity of NPE. After this transaction, a venture capital company controls 40% of the equity interests in NPE, the Company, Alan Tsai and Edward Manolos each control 18.8% and one other entity controls 3.5%.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

The Company evaluated its interest in NPE as of August 31, 2020 under ASC 810. Management determined that it had a variable interest in NPE, but that NPE does not meet the definition of a variable interest entity, and does not have an indirect voting interest of greater than 50%. Based on these factors, the investment in NPE by the Company, the investment in NPE will be accounted for as an equity method investment under the measurement alternative available under ASC 321 with the Company recording its share of the profits and losses of NPE at each reporting period. The initial investment balance was $1,714,903 based on the initial fair value estimate of the note payable and convertible note payable issued as consideration for the investment. For the three months ended August 31, 2020, the Company recognized no equity method income or losses due and no impairment of the investment.

See Note 9 for further discussion of the accounting treatment of the embedded conversion options of the above promissory notes payable as derivative liabilities

Note 9. Derivative Liability and Far Value Measurement

Upon the issuance of the convertible promissory notes with variable conversion prices and fixed conversion prices with reset provisions, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

At the issuance date of the convertible notes payable during the year ended August 31, 2020, the Company estimated the fair value of all embedded derivatives of $1,038,111 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 389.94% to 398.53%, (3) risk-free interest rate of 0.13% to 1.60%, and (4) expected life of 0.75 to three years.

On August 31, 2020, the Company estimated the fair value of the embedded derivatives of $1,125,803 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 385%, (3) risk-free interest rate of 0.12%, and (4) expected life of 0.5 to 1.4 years.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

The Company adopted the provisions of ASC 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value.

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

As of August 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of August 31, 2020 and August 31, 2019:

	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,125,803	$—	$—	$1,125,803

	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$—	$—	$—	$—

 The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended August 31, 2020:

Balance, August 31, 2019	$—
Transfers in due to issuance of convertible promissory notes	1,468,704
Transfers out due to repayments of convertible promissory notes	(449,389)
Transfers out due to conversions of convertible promissory notes	(231,632)
Mark to market to August 31, 2020	787,683
Balance, August 31, 2020	$1,125,803
Loss on change in derivative liability for the year ended August 31, 2020	$338,120

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

Note 10 - Commitments and Contingencies

The Company has entered into a lease for a production and warehouse facility located in Los Angeles, California to produce such products. The term of the lease is 12 months at a base price of $3,600 per month, beginning August 2019. The total financial obligation for the lease is $43,200. At this time the lease agreement has ended and the Company rents to same facility on a month to month basis.

Our headquarters are located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071 where we leased office space under a contract effective August 15, 2019, expiring on August 14, 2020. We now rent the premises on a month to month basis and paying $800 per month.

Note 11 - Common Stock

Subsequent to the closing of the fiscal year ending August 31, 2019, the Company affected a reverse split as of September 30, 2019, which had the effect of reducing the number of outstanding shares from 187,864,600 to 12,524,307. All share and per share amounts in this filing have been retrospectively adjusted to reflect the impact of the reverse stock split. As of August 31, 2020, there were 27,082,419 shares of Common Stock issued and outstanding.

On May 20, 2020, we issued 1,100,000 common shares to a Pinnacle Consulting Services Inc. for consulting service provided to the Company. The agreement is attached hereto.

On May 20, 2020, we issued 1,000,000 common shares to a Tabular Investments LLC for consulting service provided to the Company.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Note 12 - Preferred Stock

There are 10,000,000 shares of preferred stock, par value $0.0001 per share, of the Company Preferred Stock in one or more series, and expressly authorized the Board of Directors of the Company. On December 16, 2019, the Board of Directors authorized the issuance of 8,000,000 preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to 50 votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of August 31, 2020, there were 6,000,000 Series A Preferred shares issued and outstanding.

Note 13 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	August 31, 2020	August 31, 2019

Expected federal income tax benefit at statutory rate	$1,041,213	$81,815
Nondeductible items	(127,358)	1,068
Change in valuation allowance	(913,855)	(80,747)
Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets at August 31, 2020 and 2019 are as follows:

	August 31, 2020	August 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$1,126,473	$212,618
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	1,128,436	214,581

Less: valuation allowance	(1,128,436)	(214,581)

Net deferred tax asset	$—	$—

The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2020 available to offset future federal taxable income, if any, of approximately $5,337,000 which will fully expire by the fiscal year ended August 31, 2040.  Accordingly, there is no current tax expense for the nine months ended August 31, 2020. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2020, which are available to offset federal income taxes and fully expire by August 31, 2040. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the twelve months ended August 31, 2020 and August 31, 2019.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

(formerly MCTC HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

Note 14. Subsequent Events

In August 2020, the Company issued a convertible promissory note with a principal amount of $113,000, with the Company receiving proceeds of $100,000 after original issue discount of $5,000 and deferred finance costs of $2,000 in September 2020. As a result of the timing of receipt of the proceeds, no amounts related to this convertible note payable were recognized in the Company’s financial statements as of August 31, 2020. The note matures in August 2021 and bears interest at 8% per annum. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices of 63% of the two lowest trading prices during previous fifteen (15) trading day of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

On September 2, 2020, the Company issued two convertible promissory notes with an aggregate principal amount of $107,000, with the Company receiving proceeds of $100,000 after original issue discount of $5,000 and deferred finance costs of $2,000. The notes mature in September 2021 and bear interest at 12% per annum. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

On September 22, 2020, the Company issued a convertible note in the amount of $78,000. The note matures on September 22, 2021 and bears 8% interest rate per annum. The note is convertible into common shares at 37% discount for the average of the two lowest trading price of the common stock during the 15 trading day period ending on the latest complete trading day prior to the conversion date.

On September 24, 2020, the Company issued a convertible note in the amount of $78,000. The note matures on June 24, 2021 and bears 10% interest rate per annum. The note is convertible into common shares at a fixed conversion price of $0.06 or a conversion discount at rate of 30% to the lowest trading price during the previous twenty (20) trading days to the date of a conversion notice; whichever is lower.

On September 30, 2020, the Company entered into a securities exchange agreement with Marijuana Company of America, Inc., a Utah corporation (“MCOA”). By virtue of the agreement, the Company issued 7,222,222 shares of its unregistered common stock to MCOA in exchange for 650,000,000 shares of MCOA unregistered common stock. The Company and MCOA also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended August 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting identified below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). This evaluation was conducted by the Company’s chief executive officer, and chief financial officer. Based on its assessment, the Company’s management believes that, as of August 31, 2020, the Company’s internal control over financial reporting was not effective based on those criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls and implement appropriate information technology controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Notwithstanding the weakness, the management does not believe that the weakness had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate these material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have been holding regular Board meetings to keep the Board members current on all issues.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

The percentages below are calculated based on 27,082,419 common shares issued and outstanding as of August 31, 2020.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Arman Tabatabaei(1)	3,330,000	12.30%
Edward Manolos	2,888,889	10.67%
Dan V Nguyen	2,888,889	10.67%
Melissa Riddell(2)	143,333	0.53%
All Directors and Executive Officers as a Group	9,251,111	34.16%

(1) Mr. Tabatabaei is chairman, CEO, CFO and Secretary of the corporation.

(2) Director Riddell is considered an Independent Director meeting the definition of “Independent Director outlined in NASDAQ Marketplace Rule 4200(a)(15). Ms. Riddell was added to the board of directors on February 3, 2020.

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

Changes in Control

As of the date of this filing, we are not aware of any arrangement that may result in a change in control of our company

Biographies

Arman Tabatabaei. - Mr. Arman Tabatabaei (Age 37), was appointed to the board of directors and named as Chairman and CEO. Mr. Tabatabaei is a founder and Chairman of Cannabis Global, Inc. Mr. Tabatabaei has served as president of Pacific Pro Financial Services, Inc. for the last 5 years. Pacific Pro is a company that provides commercial and private lending services. With over 15 years of management and operations experience, he has earned a strong reputation for a numbers-based analytical approach to the management of organizations. An expert at data collection and analysis relative to resource management, risk forecasting and profit and loss management, he has made significant progress in revamping operations of several companies over the past five years. Most recently, Mr. Tabatabaei has consulted with Cannabis Strategic Ventures (OTC:NUGS) on various growth initiatives relative to both cannabis cultivation and the organization of new hemp-related retail operations. He has been instrumental in revamping various operations relative to the Company’s hydroponic growth supplies initiatives.

Edward Manolos. - Mr. Edward Manolos (Age 45), was elected to the board of directors. Mr. Manolos is one of the founders and Directors of Cannabis Global, Inc. and is an accomplished pioneer in California’s Medical Marijuana industry. In 2004, he opened the very first Medical Marijuana Dispensary in Los Angeles County under the name CMCA. He has managed and operated over thirty-five dispensaries from Los Angeles to San Jose including twenty in Los Angeles Pre-ICO/Proposition D. He is also credited with starting Los Angeles’ first Medical Marijuana farmers market referred to as “The California Heritage Farmer’s Market,” which attracted local and international media attention and was the first of its kind. He is currently a member of the board of directors of Marijuana Company of America, Inc. (OTC: MCOA). In 2016, Mr. Manolos was appointed to the advisory board of Cannabis Strategic Ventures (OTCQB: NUGS) and was tasked with identifying and structuring strategic partnerships and driving product development.

Dan Nguyen. - Dan Nguyen (Age 46), was elected as a director of the Company. Mr. Nguyen has been employed for the last 5 years with Thermalfisher Scientific, Inc. as an equipment product specialist.

Melissa Ridell (Age 39) is an accomplished food scientist with decades of experience in the food ingredient industry.

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

Director Independence

Director Riddell is considered an Independent Director meeting the definition of “Independent Director outlined in NASDAQ Marketplace Rule 4200(a)(15). Ms. Riddell was added to the board of directors on February 3, 2020.

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

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation of Directors

Our directors, Tabatabaei, Manolos and Nguyen receive $0 per month in compensation. Relative to any unpaid amounts due to the Director, the Director has the option to convert any monies owed into the Company’s common at the end of his or her term. The Director’s term ends on the earlier of the date of the next annual stockholders meeting and the earliest of the following to occur: (a) the death of the Director; (b) the termination of the Director from his membership on the Board by the mutual agreement of the Company and the Director; (c) the removal of the Director from the Board by the majority stockholders of the Company; and (d) the resignation by the Director from the Board. Reimbursements. During the Director’s term, the Company reimburses the Director for all reasonable out-of-pocket expenses incurred by the Director in attending any in-person meetings, provided that the Director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the Director in excess of $500.00) must be approved in advance by the Company.

Our Chairman, Arman Tabatabaei receives no compensation as a director or for service on the board of directors.

Director Common Share Ownership Table – Current Directors

The following table is based on a total of 27,082,419 common shares issued and outstanding as of August 31, 2020.

Offices and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Arman Tabatabaei(1)	3,330,000	12.30%
Edward Manolos	2,888,889	10.67%
Dan V Nguyen	2,888,889	10.67%
Melissa Riddell(2)	143,333	0.53%
All Directors and Executive Officers as a Group	9,251,111	34.16%

(1) Mr. Tabatabaei is chairman, CEO, CFO and Secretary of the corporation.

(2) Ms. Riddell is considered an Independent Director. Ms. Riddell was added to the board of directors on February 3, 2020.

Directors Compensation Table

The following table is based on a total of 27,082,419 common shares issued and outstanding as of August 31, 2020.

Directors	Title	Monthly Compensation
Arman Tabatabaei(1)	Chairman	$0
Edward Manolos(2)	Director	0
Dan Van Nguyen(3)	Director	0
Melissa Riddell(4)	Director	0
Garry McHenry(5)	Director	0

(1)	This table represents Mr. Tabatabaei’s zero compensation as a director of the corporation. Please see section marked “Executive Compensation” for other information about Mr. Tabatabaei’s compensation as an executive of the Corporation.

(2)	From July 2019 through January 31, 2019, Director Manolos accumulated $7,500 in monthly compensation as a director. This compensation was terminated on January 31, 2020 via an agreement to cancel the outstanding debt of $53,767.74 in exchange for 309,010 restricted common shares. At this time, Mr. Manolos receives no director compensation.

(3)	From July 2019 through January 31, 2019, Director Nguyen accumulated $7,500 in monthly compensation as a director. This compensation was terminated on January 31, 2020 via an agreement to cancel the outstanding debt of $53,767.74 in exchange for 309,010 restricted common shares. At this time, Mr. Nguyen receives no director compensation.

(4)	Ms. Riddell receives not cash compensation as a director. On February 3, 2020, the Company and Ms. Riddell entered into an Independent Directors Agreement providing her with one hundred thousand (100,000) shares of common stock, which vests are the rate of one twelfth (1/12) per month for 12 months. There is no cash compensation under the agreement. Ms. Riddell is also the beneficial owner of 43,333 additional common shares separate from her directorship. A copy of the additional agreement is attached hereto.

(5)	Mr. McHenry served as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director during our fiscal year ended August 31, 2018. Mr. McHenry resigned all positions on June 19, 2019.

(6)	From July 2019 through January 31, 2019, former director Robert L. Hymers III accumulated $7,500 in monthly compensation as a director. This compensation was terminated on January 31, 2020 via an agreement to cancel the outstanding debt of $53,767.74 in exchange for 309,010 restricted common shares. Mr. Hymers is no longer a director. A copy of Mr. Hymers resignation is attached hereto.

Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our past Chief Executive Officer, our Directors and (iii) all other executive officers who earned in excess of $100,000 in the fiscal year ended August 31, 2020, and to date (“Named Executive Officers”):

	Year Ended August 31,	Monthly Salary ($)	Total ($)

Arman Tabatabaei	2020	$6,500	$78,000
Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Dan Van Nguyen(1)	2020	$7,500	$37,500
Director

Robert L. Hymers, III(2)	2020	$7,500	$60,000
Director

Edward Manolos(1)	2020	$7,500	$37,500
Director

(1)	From July 2019 through January 31, 2019, Directors Manolos and Nguyen accumulated $7,500 in monthly compensation as a director. This compensation was terminated on January 31, 2020 via an agreement to cancel the outstanding debt of $53,767.74 in exchange for 309,010 restricted common shares. At this time, directors Manolos and Nguyen receive no director compensation.

(2)	Mr. Hymers is a former CFO of the Company serving from June 19, 2019 until his resignation as CFO and as a Director on April 30, 2020.

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

In addition, Arman Tabatabaei received 800,000 common shares for his one-year employment contract. These shares vested up the effective date of the agreement. The full agreement is attached hereto.

On June 30, 2020, the Company’s Board of Directors extended the Executive Employment Agreement for the Company’s CEO and CFO, Arman Tabatabaei for a term of one (1) additional year. Under the terms of the extension, Mr. Tabatabaei’s monthly salary was increased to $6,500. A copy of the unanimous resolution of the Board of Directors is included as an exhibit.

Pursuant to the employment agreement, Mr. Tabatabaei is eligible for stock award bonuses from time to time. On May 20, 2020 the Company’s board of directors voted to issue Mr. Tabatabaei 1,500,000 in restricted common shares as a performance bonus. This agreement and the resolution of the board of directors is attached hereto.

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

Grants of Stock and Other Equity Awards

As is outlined above, pursuant to the employment agreement with our CEO, Mr. Tabatabaei is eligible for stock award bonuses from time to time. On May 20, 2020 the Company’s board of directors voted to issue Mr. Tabatabaei 1,500,000 in restricted common shares as a performance bonus. This agreement and the resolution of the board of directors is attached hereto.

Mr. Tabatabaei receives no additional compensation as a director of the Company.

Option Exercises

There have been no option exercises.

Long-Term Incentive Plans

We currently do not have any Long-Term Incentive Plans.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date hereof, here is information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons, which pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The following table is based on a total of 27,082,419 common shares issued and outstanding as of August 31, 2020.

Officers, Directors and Others	Amount and Nature of Beneficial Ownership	Percent of Class Beneficial Ownership

Tabular Investments, LLC(1)	4,182,222	15.44%
Arman Tabatabaei	3,330,000	12.30%
GHS Investments, LLC	2,899,017	10.70%
Dan Van Nguyen	2,888,889	10.67%
Edward Manolos	2,888,889	10.67%
Jatinder S Bhogal	1,533,334	5.66%
Melissa Riddell	143,333	0.53%
All Directors and Executives as a Group	9,251,111	34.16%

(1) Includes 33,333 held by Tad Mailander, the control person for Tabular Investments, LLC

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

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited. As of the end of the fiscal year August 31, 2020, the Company determined it is not likely that repayment of the $40,000 note would occur, thus the Company booked an allowance for Bad Debt expense for the amount, bringing the note balance to zero, as of the end of the fiscal year ending August 31, 2020.

During the three months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Company’s former Chief Financial Officer (Robert L. Hymers III). The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, the Chief Executive Officer converted $79,333 in principal and $2,608 of accrued interest into 694,902 shares of common stock to be issued having a fair value of $232,792. The conversion resulted in the elimination of $70,313 of remaining debt discount, the elimination of $231,632 of derivative liabilities, and a $10,468 gain on conversion that resulted from a related party and was therefore included in Additional paid-in capital. As of August 31, 2020, the carrying value of the remaining note with the former chief financial officer was $15,884, net of debt discount of $37,884 and accrued interest was $3,138.

On April 30, 2020, the Company entered into a settlement agreement with its former Chief Financial Officer (Robert L. Hymers III, hereinafter referred to as the “CFO”) whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. As of August 31, 2020, the carrying value of the note was $15,061, net of debt discount of $14,939 and accrued interest was $1,011.

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Our director Edward Manolos is a shareholder in Whisper Weed. Whisper Weed conducts licensed delivery activity of cannabis products in California. The agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period. The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of August 31, 2020, no common or preferred shares have been issued.

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Robert L. Hymers, III twenty thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these two transactions, the Company beneficially controls approximately 37% of the equity of NPE. After this transaction, a venture capital company controls 40% of the equity interests in NPE, the Company, Alan Tsai and Edward Manolos each control 18.8% and one other entity controls 3.5%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended August 31, 2020 and August 31, 2019 by Boyle CPA, LLC:

	Year Ended August 31, 2020	Year Ended August 31, 2019
Audit Fees(1)	$5,500	$5,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$5,500	$5,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Boyle CPAs, LLC in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Cannabis Global, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(3) Exhibits

Exhibit	Exhibit Name	Filing Location
3 (i)	Articles of Incorporation	Incorporated by reference to the Company’s Form S-1 filed on August 26, 2019.
3 (i)	Amendment to Certificate of Incorporation – Reverse Stock Split.	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
3 (i)	Articles of Incorporation for Cannabis Global, Inc. Nevada	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.
3 (i)	Articles of Conversion – Delaware to Nevada.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.
3 (i)	Articles of Domestication – Delaware to Nevada.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.
3 (ii)	By Laws	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
10.1	Executive Employment Agreement; Tabatabaei	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
10.2	Independent Director Agreement; Hymers	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
10.3	Independent Director Agreement; Nguyen	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
10.4	Independent Director Agreement; Manolos	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
10.5	Stock Purchase Agreement; Lauderdale Holdings, LLC	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
10.6	Private Placement Memorandum; subscription agreement	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.
10.7	Independent Director Agreement: Riddell	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2020.
10.8	Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on February 20, 2020.
10.9	Modification Agreement; Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on June 18, 2020.
10.10	Management Agreement; Whisper Weed.	Incorporated by reference from the Company’s Form 8-K filed on July 24, 2020.
10.11	Stock Purchase Agreement; GHS Investments, LLC	Incorporated by reference from the Company’s Form 8-K filed on August 13, 2020.
10.12	Stock Purchase Agreement and Form of Convertible Promissory Note; Natural Plant Extract	Incorporated by reference from the Company’s Form 8-K filed September 1, 2020.
10.13	Share Exchange Agreement; Marijuana Company of America, Inc.	Incorporated by reference from the Company’s Form 8-K filed October 2, 2020.
17.1	Resignation Letter: Hymers resigns as director	Incorporated by reference from the Company’s Form 8-K filed on May 5, 2020.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith
32.1*	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.CAL	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.PRE	XBRL Taxonomy Extension Schema	Filed Herewith

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

Date:  October 27, 2020

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

Name	Title	Date

October 27, 2020
/s/ Arman Tabatabaei	Chief Executive Officer, Chief Financial Officer and Chairman Principal Executive and Financial Officer)

/s/ Dan Van Nguyen	Director	October 27, 2020

/s/ Edward Manolos	Director	October 27, 2020

/s/ Melissa Riddell	Director	October 27, 2020

