Form 10-Q
period 2020-11-30
CANNABIS GLOBAL, INC.
filed 2021-01-13
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2020.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Ste. 320
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common	CBGL	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
Emerging growth company	[X]

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

As of the end of the quarterly reporting period ending November 30, 2020 there were 39,714,845 shares of the registrant's common stock outstanding.

As of January 12, 2021, there were 42,778,826 shares of the registrant's common stock outstanding.

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended November 30, 2020

PART I — FINANCIAL INFORMATION

CANNABIS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2020 (Unaudited)	2020 (Audited)

ASSETS
Current Assets:
Cash	$59,885	$2,338
Accounts Receivable	810	—
Inventory	75,825	75,338
Total Current Assets	136,520	77,676

Machinery & Equipment- Net	24,506	25,406

Other Assets
Long-Term Investments	2,512,918	1,714,903
Intangible Assets	500,000	500,000
Security Deposit	7,200	7,200

TOTAL ASSETS	$3,181,144	$2,325,185

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$245,937	$234,707
Accounts Payable - Related Party	1,139	1,139
Accrued Interest	95,967	33,301
Convertible Notes, Net of Debt Discount of $678,246 and $0, respectively	2,123,871	1,865,733
Derivative Liability	1,139,952	1,125,803
Notes Payable - Related Party	499,788	499,788
Total Current Liabilities	4,106,654	3,760,471

Total Liabilities	4,106,654	3,760,471

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.0001,	600	600
10,000,000 shares Authorized, 6,000,000 shares Issued and Outstanding at November 30, 2020 and August 31, 2020
Common Stock, par value $0.001,
290,000,000 shares Authorized, 39,714,845 at November 30, 2020 and 27,082,419 shares Issued and Outstanding at August 31, 2020	39,712	2,708
Additional Paid-In Capital	5,442,391	4,618,168
Shares to be issued	1,960	187
Accumulated Deficit	(6,410,173)	(6,056,949)

Total Stockholder's Equity (Deficit)	(925,510)	(1,435,286)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$3,181,144	$2,325,185

 The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Nov. 30
	2020	2021

Revenue:
Products Sales	$4,410	$5,003
Consulting Revenue- Related Party	—	5,000
Other Income	120	—
Total Revenue	4,530	10,003

Cost of Goods Sold	1,300	2,900
Gross Profit	3,230	7,103.00

Operating Expenses:
Advertising Expenses	51,022	1,432
Consulting Services	231,301	35,883
Professional Fees	50,632	148,955
General and Administrative Expenses	114,436	187,523
Total Operating Expenses	447,391	373,793

Operating Loss	(444,161)	(366,690)

Other Income (Expense)
Interest Expense	(772,755)	(31,250)
Changes in Fair Value of Derivatives	715,677	12,503
Investment Income	148,015	—
Total Other Income (Expense)	90,937	(18,747)

Net Loss	$(353,224)	$(385,437)

Basic & Diluted Loss per Common Share	$(0.02)	$(0.03)

Weighted Average Common Shares
Outstanding	20,335,239	12,752,506

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2019	—	$—	12,524,307	$1,253	1,893,333	$189	$1,187,574	$(1,127,601)	61,415
Common stock issued for services rendered	—	—	1,893,333	189	(1,893,333)	(189)	—	—	—
Shares Issued for Services	—	—	23,333	2			20,881		20,883
Stock based compensation	—	—	—	—	—	—	95,670	—	95,670
Proceeds from common stock subscriptions	—	—	203,333	20	—	—	74,980		75,000
Proceeds from common stock subscriptions - To be Issued	—	—	—	—	260,000	26	64,974	—	65,000
Discount on convertible note	—	—	—	—	—	—	20,000	—	20,000
Effects of Reverse stock-split			188,822	19			(19)		—
Net Loss								(385,437)	(385,437)
Balance, November 30, 2019	—	—	14,833,128	$1,483	260,000	$26	$1,464,060	$(1,513,038)	$(47,469)

Balance, August 31, 2020	6,000,000	600	27,082,419	2,708	1,871,858	187	4,618,168	(6,056,949)	(1,435,286)
Stock based compensation			3,400,000	3,400			179,600		183,000
Proceeds from common stock subscriptions			510,204	510	89,796	90	(600)		—
Common stock issued for investment			7,222,222	7,222	—	—	642,778		650,000
Common stock issued in settlement of convertible notes payable and accrued interest			1,500,000	1,500			28,500		30,000
Effects of Par value adjustment				24,372		1,683	(26,055)
Net Loss								$(353,224)	(353,224)
Balance, November 30, 2020	6,000,000	$600	39,714,845	$39,712	1,961,654	$1,960	$5,442,391	$(6,410,173)	$(925,510)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited )

	For the Three Months Ended
	Nov 30	Nov 30
	2020	2019
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(353,224)	(385,437)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash Interest Expense	665,464	31,158
Investment income	(148,015)	—
Depreciation Expense	900	698
Stock Based Compensation	183,000	116,553
Changes in Fair Value of Derivative Liabilities	(715,677)	(12,503)
Gain on Debt Cancellation	—	—
Changes In:
Accounts Receivable	(810)	(10,003)
Rent Deposit		—
Inventory	(487)	(15,632)
Accounts Payable	11,230	104,829
Accounts Payable - Related Party	—	—
Accrued Professional and Legal Expenses	—	(5,885)
Accrued R&D Expenses	—	(6,250)
Accrued Interest	62,666	92
Accrued Interest - Related Party	—	—
Net Cash Used in Operating Activities	(294,953)	(182,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	—	—
Net Cash Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	—	75,000
Proceeds from convertible notes payable	427,500	20,000
Repayment of convertible notes payable	(75,000)	—
Net Cash Provided by Financing Activities	352,500	95,000

Net (Decrease) Increase in Cash	57,547	(87,380)
Cash at Beginning of Period	2,338	152,082

Cash at End of Period	59,885	64,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$44,625	$—
Franchise Taxes	$—	$—

Shares issued for investment	$2,650,000	$—
Shares issued for conversion of notes payable	$30,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

Note 1. Organization and Description of Business

We are a research and development company primarily focused on entering a wide array of cannabis, hemp and related market sectors. Our primary objective is to create and commercialize engineered technologies delivering hemp extracts and cannabinoids to the human body. We also invest, or provide managerial services, in specialized areas of the regulated hemp and cannabis industries.

Cannabis Global, Inc. is located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc., under the ticker symbol “CBGL.”

We incorporated in Nevada in 2005 under the name MultiChannel Technologies Corporation, a wholly owned subsidiary of Octillion Corporation, a development stage technology company focused on the identification, acquisition and development of emerging solar energy and solar related technologies, and related products having the potential for commercialization. In April, 2005, we changed our name to MicroChannel Technologies, Inc., and in June, 2008, began trading on the OTC Markets under the trading symbol “MCTC.” Our business focused on research and development of a patented combination of physical, chemical and biological cues at the “cellular” level to facilitate peripheral nerve regeneration.

In August, 2011, we ceased operations and attempted to identify, locate, and if warranted, acquire new commercial opportunities. On June 27, 2018, we changed domiciles from the State of Nevada to the State of Delaware and thereafter reorganized under the Delaware Holding Company Statute (Delaware General Corporation Law Section 251(g). On or about July 12, 2018, we formed two subsidiaries for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituent entities, and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger, MCTC Holdings, Inc. became the surviving publicly traded issuer and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

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

 On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, a director of the Company, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery activity of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period. The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of November 30, 2020, the Company has not issued the common or preferred shares, nor designated the preferred stock series.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”). Pursuant to the Stock Purchase Agreement, the Company purchased from Hymers 266,667 shares of common stock of Natural Plant Extract of California Inc., a private California corporation (“NPE”), in exchange for $2,040,000. The purchased shares of common stock represents 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. In connection with the stock purchase agreement, the Company became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. Pursuant to the stock purchase agreement, we were required to pay the purchase price in monthly installments of $20,000 for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month. At January 1, 2020, we were in arrears for five payments due totally $100,000. Consequently, on January 3, 2021, we entered into a settlement agreement concerning the five delinquent payments by agreeing to issue to Hymers a total of 1,585,791 shares of registered common stock from our S-1 registration statement made effective November 12, 2020 (see Subsequent Events).

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

On November 16, 2020, the Company entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a development stage business in the process of entering the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is a director of the Company and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, a director of the Company and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each.

NOTE 2 – Going Concern Uncertainties and Liquidity Requirements

During quarterly financial reporting period ending November 30, 2020, the Company generated $4,530 in revenues, has an accumulated deficit of $6,410,173, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as begins to execute its business strategy in the cannabinoid marketplace. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Based on the Company’s current level of expenditures, management believes that cash on hand is not adequate to fund operations for the next twelve months. Management of the Company is estimating approximately $1,500,000 will be required over the next twelve months to fully execute its business strategy. These can be no assurance the Company will be able to obtain such funds.

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

As of November 30, 2020, the Company held a variable interest in an entity for which it directly held an 18.8% equity interest, and indirectly controlled 37.6% of the equity. The entity was not determined to be a VIE under ASC 810, as it did not meet the criteria outlined above. Since the Company indirectly controls less than 50% of the voting interest of the entity, the entity is not consolidated, and the Company accounts for the investment under the equity method of accounting in accordance with ASC 321. Since the entity in which the Company holds its investment does not have a readily determinable fair value, the Company elected to account for the investment under the measurement alternative, accounting for the investment at cost less impairment, plus or minus any changes resulting from observable price changes in orderly transactions for the same investment. See Note 8 for additional information on this investment.

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

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of November 30, 2020 or August 31, 2020.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of November 30 2020, and November, 2019, we had $0 and $0 allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of November 30, 2020, and as of November 30, 2019.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended November 30, 2020, and as of November 30, 2019.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  As of November 30, 2020, and August 31, 2020, we had no liabilities related to federal or state income taxes.

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

Note 4 - Net Loss Per Share

During fiscal years ending November 30, 2020 and November 30, 2019, the Company recorded a net loss. Basic and diluted net loss per share is the same for those periods.

Note 5 – Notes Receivable

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited. As of the end of the fiscal year August 31, 2020, the Company determined it is not likely that repayment of the $40,000 note would occur, thus the Company booked an allowance for Bad Debt expense for the amount. As of the end of the November 30, 2020, the balance was zero.

Note 6. Related Party Transactions

On November 16, 2020, the Company entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a development stage business in the process of entering the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is a director of the Company and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, a director of the Company and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each.

On November 16, 2020, the Company sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on the closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. The sales were made in regards to the Company’s acquisition of Ethos, and its disclosures under Item 1.01 are incorporated herein by reference. The Company issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities. Messrs. Manolos and Nguyen were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as “sophisticated investors” and/or “accredited investors.” The Company provided and made available to Messrs. Manolos and Nguyen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Messrs. Manolos and Nguyen acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless subject to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

Note 7. Notes Payable

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

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of November 30, 2020 and August 31, 2020, the carrying value of the note was $100,000 and accrued interest payable was $6,400 and $4,405, respectively.

Note 8. Convertible Notes Payable

On March 19, 2020, the Company issued a convertible promissory note, payable in tranches, having an aggregate principal amount of $150,000, aggregate original issue discount (OID) of $15,000, and an aggregate of 468,750 three-year warrants exercisable at $0.48/share, which contain certain exercise price reset provisions in the event of dilutive issuances. The notes mature one year from the respective issuance date of each tranche and bear interest at the rate of 10% per annum, payable at maturity. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the lower of 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 25 trading days prior to: (i) the issuance date; or (ii) the conversion date. On March 19, 2020, the first tranche of $50,000, less OID of $5,000, was received, resulting in net proceeds to the Company of $45,000, and the Company issued 156,250 three-year warrants exercisable at $0.48 per share. On May 4, 2020, the second tranche of $25,000, less OID of $2,500, was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three-year warrants exercisable at $0.48 per share. On July 10, 2020, the third tranche of $25,000, less OID of $2,500 was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three year warrants exercisable at an initial price of $0.48 per share. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $75,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the three months ended November 30, 2020, the Company repaid principal of $75,000, accrued interest of $3,712 and early repayment interest and penalties of $40,913. As of November 30, 2020 and August 31, 2020, the carrying value of these notes was $14,187 and $37,088, net of debt discount of $10,813 and $62,912 and accrued interest was $979 and $3,431, respectively. In January 2021, the Company paid $39,875 to settle the final tranche, its accrued interest and early repayment penalties in full.

On July 21, 2020, the Company issued a convertible promissory note with a principal amount of $78,750, with the Company receiving proceeds of $71,250 after original issue discount of $3,750 and deferred finance costs of $3,750. The note matures on July 21, 2021 and bears interest at 6% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 30 trading days prior to: the conversion date. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $78,750, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of November 30, 2020, the carrying value of this note was $28,480, net of discount of $50,270, and accrued interest was $1,709. As of August 31, 2020, the carrying value of this note was $8,846, net of debt discount of $69,904 and accrued interest was $531.

In August 2020, the Company issued two convertible promissory notes with an aggregate principal amount of $129,250, with the Company receiving proceeds of $117,500 after original issue discount of $11,750. The notes mature in May 2021 and bear interest at 10% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed price of $0.1005 per share of common stock. The conversion price may reset to a lower price if the Company issues common stock to any suppliers or vendors. As a result of the OID and the potential result for dilutive issuances, upon issuance, the Company recognized total debt discount of $129,250, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of November 30, 2020 and August 31, 2020, the carrying value of these notes was $51,535 and $8,452, net of debt discount of $77,715 and $120,798 and accrued interest was $3,862 and $632, respectively.

The Company also entered into common stock subscription agreements with this lender, totaling share issuances of 3,409,221 (of which 510,204 are to be issued as of August 31, 2020), for cash proceeds of $329,613. In connection with these subscriptions, the Company issued a convertible promissory note of $50,000 for no consideration. The note matures on August 7, 2021 and bears interest at 10$% and is convertible at a fixed price of $0.1631 per share, subject to potential rest in the event the Company issues shares to vendors or suppliers. The Company recognized total debt discount of $50,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of November 30, 2020 and August 31, 2020, the carrying value of these notes was 15,754 and $3,288, net of debt discount of $34,246 and $46,712 and accrued interest was $1,580 and $329, respectively.

During the three months ended November 30, 2020, the Company issued three convertible promissory notes to a lender with an aggregate principal amount of $246,000, with the Company receiving proceeds of $237,000 after deferred finance costs of $9,000. The notes matures in August, September and October 2021 and bear interest at 8% per annum. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices of 63% of the two lowest trading prices during previous fifteen (15) trading day of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, the Company recognized total debt discount of $246,000, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of November 30, 2020, the carrying value of these notes was $53,315, net of debt discount of $192,685 and accrued interest was $3,882.

On September 2, 2020, the Company issued a convertible promissory note with an aggregate principal amount of $107,000, with the Company receiving proceeds of $100,000 after original issue discount of $5,000 and deferred finance costs of $2,000. The notes mature in September 2021 and bear interest at 12% per annum. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, upon issuance, the Company recognized total debt discount of $107,000, which is being amortized to interest expense through the maturity date. As of November 30, 2020, the carrying value of these notes was $26,090, net of debt discount of $80,910 and accrued interest was $3,131.

On September 24, 2020, the Company issued a convertible note in the amount of $110,000. The note matures on June 24, 2021 and bears 10% interest rate per annum, with the Company receiving net proceeds of $90,500. The note is convertible into common shares at a fixed conversion price of $0.06 or a conversion discount at rate of 30% to the lowest trading price during the previous twenty (20) trading days to the date of a conversion notice; whichever is lower. The note has monthly principal payments of $24,200 beginning in February 2021. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As of November 30, 2020, the carrying value of these notes was $95,214, net of debt discount of $14,786 and accrued interest was $1,989.

Related Parties

During the three months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Robert L. Hymers III. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, the Chief Executive Officer converted $79,333 in principal and $2,608 of accrued interest into 694,902 shares of common stock to be issued having a fair value of $232,792. The conversion resulted in the elimination of $70,313 of remaining debt discount, the elimination of $231,632 of derivative liabilities, and a $10,468 gain on conversion that resulted from a related party and was therefore included in Additional paid-in capital. As of November 30, 2020 and August 31, 2020, the carrying value of the remaining note with the former chief financial officer was $22,670 and $15,884, net of debt discount of $31,098 and $37,884 and accrued interest was $4,479 and $3,138, respectively. In December 2020, the full amount of principal and accrued interest were converted into 878,190 shares of common stock.

On April 30, 2020, the Company entered into a settlement agreement with its former Chief Financial Officer (Robert L. Hymers III, (hereinafter referred to as the “CFO”), whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. In October 2020, the noteholder converted all principal into 1,500,000 shares of common stock. As of November 30, 2020 accrued interest was $1,759.

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Hymers Twenty Thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these two transactions, the Company beneficially controls approximately 37% of the equity of NPE. After this transaction, a venture capital company controls 40% of the equity interests in NPE, the Company, Alan Tsai and Edward Manolos each control 18.8% and one other entity controls 3.5%. As of the date of this filing, we were in arrears for five payments equaling $100,000, due under the terms of the stock purchase agreement. On January 3, 2021, we entered into a settlement agreement concerning the five delinquent payments by agreeing to issue to Hymers a total of 1,585,791 shares of registered common stock from our S-1 registration statement made effective November 12, 2020 (see Subsequent Events).

The Company evaluated its interest in NPE as of November 30, 2020 under ASC 810. Management determined that it had a variable interest in NPE, but that NPE does not meet the definition of a variable interest entity, and does not have an indirect voting interest of greater than 50%. Based on these factors, the investment in NPE by the Company, the investment in NPE will be accounted for as an equity method investment under the measurement alternative available under ASC 321 with the Company recording its share of the profits and losses of NPE at each reporting period. The initial investment balance was $1,714,903 based on the initial fair value estimate of the note payable and convertible note payable issued as consideration for the investment. For the three months ended November 30, 2020, the Company recognized no equity method income or losses due and no impairment of the investment. During the three months ended November 30, 2020, the Company recognized investment income of $148,015 related to the investment in NPE.

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

At the issuance date of the convertible notes payable during the three months ended November 30, 2020, the Company estimated the fair value of all embedded derivatives of $729,827 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 373% to 378%, (3) risk-free interest rate of 0.12% to 0.13k %, and (4) expected life of one year.

On November 30, 2020, the Company estimated the fair value of the embedded derivatives of $1,139,952 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 374%, (3) risk-free interest rate of 0.09 to 0.11%, and (4) expected life of 0.3 to 1.1 years.

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

As of November 30, 2020, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of November 30, 2020 and August 31, 2020:

	November 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,139,952	$—	$—	$1,139,952

	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,125,803	$—	$—	$1,125,803

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended November 30, 2020:

Balance, August 31, 2020	$1,125,803
Transfers in due to issuance of convertible promissory notes	729,826
Transfers out due to repayments of convertible promissory notes	(139,431)
Transfers out due to conversions of convertible promissory notes	—
Mark to market to November 30, 2020	1,716,198
Balance, November 30, 2020	$1,139,952
Gain on change in derivative liability for the three months ended November 30, 2020	$(576,246)

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

Note 10 - Commitments and Contingencies

The Company has entered into a lease for a production and warehouse facility located in Los Angeles, California to produce such products. The term of the lease is 12 months at a base price of $3,600 per month, beginning August 2019. The total financial obligation for the lease as of the end of the reporting period, November 30, 2020, is $0. At this time the lease agreement has ended and the Company rents to same facility on a month to month basis.

Our headquarters are located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071 where we leased office space under a contract effective August 15, 2019, which expired on August 14, 2020. We now rent the premises on a month-to-month basis and paying $800 per month.

Note 11 - Common Stock

The Company affected a reverse split as of September 30, 2019, at the rate of one (1) share for each fifteen (15) shares. All share and per share amounts have been adjusted to reflect the impact of the reverse stock split.

As of November 30, 2020, there were 39,714,845 shares of Common Stock issued and outstanding.

Note 12 - Preferred Stock

There are 10,000,000 shares of preferred stock, par value $0.0001 per share, of the Company Preferred Stock in one or more series, and expressly authorized the Board of Directors of the Company. On December 16, 2019, the Board of Directors authorized the issuance of 8,000,000 preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to 50 votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of November 30, 2020, there were 6,000,000 Series A Preferred shares issued and outstanding.

Note 13 - Other Reportable Events

On November 16, 2020, the Company entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a development stage business in the process of entering the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is a director of the Company and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, a director of the Company and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each.

On November 16, 2020, the Company sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on the closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. The sales were made in regards to the Company’s acquisition of Ethos, and its disclosures under Item 1.01 are incorporated herein by reference. The Company issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities. Messrs. Manolos and Nguyen were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as “sophisticated investors” and/or “accredited investors.” The Company provided and made available to Messrs. Manolos and Nguyen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Messrs. Manolos and Nguyen acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless subject to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 30, 2020, the registrant appointed Jim Riley as an independent director. No arrangement or understanding exists between Mr. Riley and any other person with respect to his appointment as independent director. Mr. Riley is not expected to serve on any committee of the Board of Directors. Mr. Riley has no direct or indirect material interest in any current or proposed transaction, since the beginning of the registrant's last fiscal year, in which the registrant was or is to be a participant and the amount involved exceeds $120,000. The registrant and Mr. Riley entered into an independent director agreement concurrent with his appointment. The registrant agreed to compensate Mr. Riley by issuing him an aggregate of 400,000 shares of the registrant’s common stock, vesting in equal amounts over 12 months, with the initial amount vesting on October 30, 2020. In the event Mr. Riley’s directorship terminates beforehand, vested shares shall be determined pro rata to the date of termination.

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

Note 14 - Subsequent Events

On December 1, 2020, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 8% convertible note with the principal amount of $33,500, with an accredited investor. The note is convertible anytime after 180 days of issuance at a variable conversion price of 63% of the Market Price at time of conversion. Market Price is defined as the average of the two lowest trading prices during the fifteen (15) days prior to conversion. The Company received net cash proceeds of $30,000.

On January 3, 2021, we entered into a settlement agreement with Robert L. Hymers, III (“Hymers”) concerning five delinquent payments totaling $100,000 due under the stock purchase agreement whereby the Company purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), The Company was required to make $20,000 monthly for a period of twenty-seven (27) months to Hymers, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers received $540,000. On January 3, 2021, we entered into a settlement concerning the outstanding payments by agreeing to issue to Hymers a total of 1,585,791 shares of registered common stock from our S-1 registration statement made effective November 12, 2020.

On January 5, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 10% convertible note with the principal amount of $110,000, with an accredited investor. The note is convertible at a fixed conversion price of $0.005. In the event of default by the Company, or after the public announcement of a change of control transaction as defined in the agreement, the conversion price is $0.001. The Company received net proceeds of $97,500.

On January 12, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 10% convertible note with the principal amount of $115,500, with an accredited investor. The note is convertible beginning 61 days from issuance at a fixed conversion price of $0.10 per share or 60% or the lowest trading price for ten days prior to conversion in the event that the Company’s stock trades at less than $0.10 per share. The Company received net proceeds of $100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2020, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “GBGL” refer to Cannabis Global, Inc, formerly known as MCTC Holdings, Inc.

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

Our Business

We are a developmental company primarily focused on entering a wide array of hemp and related market sectors. Our primary objective is to create and commercialization engineered technologies to deliver hemp extracts and cannabinoids to the human body. We have recently expanding our focus to include middle portions of the hemp and related value chain, including the licensing of our core technologies to manufacturers of hemp and related products.

Ethos Bag

On November 16, 2020, the Company closed the acquisition of Ethos Technology LLC, a Los Angeles startup (“Ethos”) specializing in ultra-secure cannabis transport containers for the commercial cultivation, processing and distribution markets. Cannabis Global plans to utilize this technology to market a line of secure transport products under the brand name Comply Bag™.. Under the terms of the agreement with Directors Manolos and Nguyen from which Ethos was acquired, Cannabis Global acquired all technologies and products of Ethos for up to six million shares of restricted common stock to be paid out based on performance milestones achieved as this unique transport technology is rolled out into the licensed and regulated cannabis sector. Cannabis Global expects to begin offering the products on a nationwide basis over the next few months. The Ethos acquisition was with related parties, Directors Manolos and Nguyen. See section designated Related Party Transactions for additional disclosures.

The Company believes the current generation of cannabis transport and security products has not advanced to keep pace with the industry. All states where cannabis has been legalized require cultivators, processors and distributors to track all shipments, and shippers need to ensure the exact contents of what is shipped to be received by the intended recipient. The new products to be released by Cannabis Global are designed to meet these needs. The Company is still in development for Comply Bag™ products with expected delivery beginning during the first calendar quarter of 2021. As of the date of this report, the Company was not yet shipping or booking revenue from this product segment, and this business is in the development stage as of the date of this filing.

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

The Company owns no patents, trademarks or service marks. The Company has developed several technologies for which it plans to apply for patent protection over the coming months.

The Company has filed six provisional patents on various hemp and related cannabinoid infusion technologies. None of these have been accepted, evaluated or issued by the U.S. patent office. All filings were made on a provisional basis. Generally, filers of provisional patents have one year from the time of filing to either re-file the patents as formal patent applications or to abandon the filings. The Company plans to re-file the below, prior to the expiration of the one year time period beginning on the dates listed below.

These are as follows:

●	September 1, 2020 - Cannabinoid Delivery System and Method of Making

Summary of Invention:  This invention relates to a substrate comprising of a biologically active component having one or mower biologically active components disbursed on a surface of the substrate in the form of cannabinoid nanoparticles or nanofibers.

Ownership Note: The patent rights are joint assigned to the Company and Kirby & Padgett, LLC, a California Limited liability company.

●	September 24, 2019 - Water Soluble Compositions With Enhanced Bioavailability

Summary of Invention:  This invention relates to a composition comprising a plurality of discrete nanoparticles

●	October 15, 2019 - Printed Shape Changing Article for the Delivery of Cannabinoids

Summary of Invention:  This invention relates to a composition comprising a morality of swallowable layers, which change shape when hydrated.

●	November 4, 2019 - Electrosprayed and Electrospun Cannabinoids Composition and Method to Produce

Summary of Invention - This invention relates to a composition comprising of a plurality of discrete nanoparticles or nanofibers comprising one or more cannabinoids disposed at least partially with any water-soluble or water-miscible carrier having a maximum overall dimension of less than 1 micron.

●	December 11, 2019 - Cannabinoid enriched composition and method for dry free-flowing powder

Summary of Invention - A method for creating a free-flowing cannabinoid power at room temperature without the use of surfactants, emulsifiers, or chemical additives.

●	January 16, 2020 - Article, Method and Apparatus for Producing Cannabinoid Beverages

Summary of Invention - An apparatus and formulation of cannabinoids dispersible in a matrix to be placed in a beverage pod or suitable for use as a single serving beverage pod.

On March 24, 2020, the Company received notice of allowance for its trade mark applications for Gummies You Can Feel™. The trademark numbers is U.S. Trademark SN 88590925: GUMMIES YOU CAN FEEL: Docket/Reference No. MCTC-201.

The Company claims common law trademark rights to “Hemp You Can Feel” and has put forth an application to the U.S. Patent and Trademark Office for registered trademark protection. As the time of filing this applications is pending.

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

Management Services for Whisper Weed

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, a director of the Company, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery activity of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class shall be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares shall be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of January 7, 2021, no preferred shares have been designated or issued.

Sales and Marketing

The Company recently began sales and marketing activities for its products and inventions. The Company primarily plans to market its non-psychoactive products via a “white label” strategy where the company produces products marketed and sold by other companies. The Company also plans to market its products directly to consumers.

The Company plans to market is secure cannabis transport system – Comply Bag – via direct and distribution sales methods.

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

Results of Operations

For the Three months Ended November 30, 2020 and November 30, 2019

Product revenues from sales of products for the quarterly financial period ending November 30, 2020, were $4,410 compared to $5,003 reported during the quarterly financial period ending November 30, 2019. The Company is in process of introducing our products to the marketplace. Including $120 of Other Revenues, total revenues for the quarterly financial period ending November 30, 2020, were $4,530 compared to $10,003 for the quarterly financial period ending November 30, 2019.

During the financial period ending November 30, 2020, Cost of Goods Sold was $1,300 compared to $2,900 for the year earlier period. The decrease was attributable to a changing mix of products sold during the period ending November 30, 2020.

During the financial period ending November 30, 2020, the Company increased Operating Expense as it organized the production of new products. Advertising Expense during the period was $51,022 and Consulting Services were $231,301. Professional Fees and General and Administrative Fees were $50,632 and $114,436, respectively. Total operating expenses were $447,391. For the period ending November 30, 2019, the Company incurred only $373,793 in operating expenses. The increase in operating expenses for the period ending 2020 versus 2019 was attributable to the ongoing reorganization of the business, the hiring of consultants and preparation for an increasing number of customer orders for new products developed.

Interest expenses for the financial period ending November 30, 2020 were $772,755 compared to $31,250 for the financial period ending November 30, 2019. The increase was attributable to increased funding obtained to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the financial period ending November 30, 2020, net loss was $353,224 compared to net loss of $385,437 for the financial period ending November 30, 2019. The decrease the relative net loss compared to a profit was attributable mainly attributable to a favorable change in the amount of carried derivative liabilities, which offset the large increase in interest expenses.

The net loss financial period ending November 30, 2020, results in a net loss per share of $0.02, compared to a net loss of $0.03 per share for the financial period ending November 30, 2020.

Market Information

Our common stock trades on the OTC Markets Pink under the stock symbol CBGL.

Transfer Agent

Pacific Stock Transfer Company, located at 6725 Via Austin Pkwy., #300, Las Vegas NV 89119 and telephone number of (702) 361-3033 is the registrar and transfer agent for our common stock. As of November 30, 2020, there were approximately 72 holders of record of our common stock.

DESCRIPTION OF PROPERTY

Our headquarters are located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071 where are we lease office space under a contract effective August 15, 2019, which expired on August 14, 2020. We now rent the office space on a month to month basis for $800 per month.

Our Company has also entered into a lease for a commercial food production facility, which is also located in Los Angeles, California. The one-year lease at rate of $3,300 per month was entered into as of August 2019. The lease is expired with the location now being rented on a month to month basis.

We believe that our existing office facilities are adequate for our needs. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Liquidity and Capital Resources

As of November 30, 2020 and November 30, 2019 our cash and cash equivalent balances were $59,885 and $2,338, respectively.

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

On June 19, 2020, we sold 352,941 registered common shares to an investor in exchange for $60,000 by subscription from our Form S-1 registration, file number 333-238974.

On June 23, 2020, we sold 116,667 registered common shares to an investor in exchange for a settlement by subscription form our Form S-1 registration, file number 333-238974.

On June 30, 2020, we sold 289,301 registered common shares to an investor in exchange for $50,000 by subscription form our Form S-1 registration, file number 333-238974.

On July 7, 2020, we sold 305,810 registered common shares to an investor in exchange for $35,000 by subscription form our Form S-1 registration, file number 333-238974.

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

On August 6, 2020, we sold 2,899,017 registered common shares to an investor in exchange for $278,338, by subscription form our Form S-1 registration, file number 333-238974. Additionally, the investor was provided with 150,000 commitment shares, and was issued a convertible for $50,000. The note calls for annualized interest of 10% and is due on August 7, 2021. The note converts into common shares at a fixed price of $0.1631.

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

On August 17, 2020, we sold 510,204 registered common shares to an investor in exchange for $51,275.50 by subscription form our Form S-1 registration, file number 333-238974.

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

On September 30, 2020, the Company entered into a securities exchange agreement with Marijuana Company of America, Inc., a Utah corporation (“MCOA”). By virtue of the agreement, the Company issued 7,222,222 shares of its restricted common stock to MCOA in exchange for 650,000,000 shares of MCOA restricted common stock. The Company and MCOA also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold.

On November 16, 2020, the Company sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on the closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. The sales were made in regards to the Company’s acquisition of Ethos, and its disclosures under Item 1.01 are incorporated herein by reference. The Company issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities. Messrs. Manolos and Nguyen were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as “sophisticated investors” and/or “accredited investors.” The Company provided and made available to Messrs. Manolos and Nguyen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Messrs. Manolos and Nguyen acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless subject to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 1, 2020, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 8% convertible note with the principal amount of $33,500, with an accredited investor. The note is convertible anytime after 180 days of issuance at a variable conversion price of 63% of the Market Price at time of conversion. Market Price is defined as the average of the two lowest trading prices during the fifteen (15) days prior to conversion. The Note and Purchase Agreement are attached to this filing. The Company received net cash proceeds of $30,000

On January 5, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 10% convertible note with the principal amount of $110,000, with an accredited investor. The note is convertible at a fixed conversion price of $0.005. In the event of default by the Company, or after the public announcement of a change of control transaction as defined in the agreement, the conversion price is $0.001. The Company received net proceeds of $97,500.

Other Contractual Obligations

Our Company entered into a one-year lease during August of 2019 for a commercial food production facility located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month through September of 2020. The Company has agreed to extend the lease for commercial food production facility located in Los Angeles, California, on a month-to-month basis, upon the August 2019 expiration.

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

As of the quarter ended November 30, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of November 30, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of unregistered securities were made in reliance on Section 4.2 of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Each purchaser was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to each purchaser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Each purchaser acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 16, 2020, the Company entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a development stage business in the process of entering the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is a director of the Company and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, a director of the Company and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each. On November 16, 2020, the Company sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on the closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. The sales were made in regards to the Company’s acquisition of Ethos, and its disclosures under Item 1.01 are incorporated herein by reference. The Company issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities. Messrs. Manolos and Nguyen were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as “sophisticated investors” and/or “accredited investors.” The Company provided and made available to Messrs. Manolos and Nguyen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Messrs. Manolos and Nguyen acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless subject to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 30, 2020, the registrant appointed Jim Riley as an independent director. No arrangement or understanding exists between Mr. Riley and any other person with respect to his appointment as independent director. Mr. Riley is not expected to serve on any committee of the Board of Directors. Mr. Riley has no direct or indirect material interest in any current or proposed transaction, since the beginning of the registrant's last fiscal year, in which the registrant was or is to be a participant and the amount involved exceeds $120,000. The registrant and Mr. Riley entered into an independent director agreement concurrent with his appointment. The registrant agreed to compensate Mr. Riley by issuing him an aggregate of 400,000 shares of the registrant’s common stock, vesting in equal amounts over 12 months, with the initial amount vesting on October 30, 2020. In the event Mr. Riley’s directorship terminates beforehand, vested shares shall be determined pro rata to the date of termination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibit List

10.1	Securities Purchase Agreement with Redstart Holdings Corp dated September 22, 2020	Filed Herewith
10.2	Convertible Promissory Note with Redstart Holdings Corp. dated September 22, 2020	Filed Herewith
10.3	Securities Purchase Agreement with Redstart Holdings Corp. dated October 30, 2020	Filed Herewith
10.4	Convertible Promissory Note with Redstart Holdings Corp. dated October 30, 2020	Filed Herewith
10.5	Ethos Technology Acquisition Agreement dated November 16, 2020	Filed Herewith
10.6	Securities Purchase Agreement with GW Holdings Group, LLC dated January 12, 2021	Filed Herewith
10.7	Convertible Promissory Note with GW Holdings Group, LLC dated January 12, 2021	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 13, 2021

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director

