Form 10-Q/A
period 2020-11-30
CANNABIS GLOBAL, INC.
filed 2021-01-20
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment to the Registrant’s Form 10-Q for the quarter ended November 30, 2020, corrects disclosures for conversion prices of a convertible note entered into January 5, 2021, as reported in Note 14 Subsequent Events, page 24.

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

On January 5, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 10% convertible note with the principal amount of $110,000, with an accredited investor. The note is convertible at a fixed conversion price of $0.05. In the event of default by the Company, or after the public announcement of a change of control transaction as defined in the agreement, the conversion price is $0.01. The Company received net proceeds of $97,500.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibit List

10.1	Securities Purchase Agreement with Redstart Holdings Corp dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021
10.2	Convertible Promissory Note with Redstart Holdings Corp. dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021
10.3	Securities Purchase Agreement with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021
10.4	Convertible Promissory Note with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021
10.5	Ethos Technology Acquisition Agreement dated November 16, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021
10.6	Securities Purchase Agreement with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021
10.7	Convertible Promissory Note with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 20, 2021

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director

