Form 10-Q
period 2021-02-28
CANNABIS GLOBAL, INC.
filed 2021-04-19
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Securities registered under Section 12(b) of the Exchange Act: 31,210,445

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of the end of the quarterly reporting period ending February 28, 2021 there were 66,205,688 shares of the registrant’s common stock outstanding.

As of April 19, 2021, there were 72,133,317 shares of the registrant’s common stock outstanding.

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended February 28, 2021

 CANNABIS GLOBAL, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(Unaudited)

	February 28,	August 31,
	2021	2020

ASSETS
Current Assets:
Cash	$134,187	$2,338
Accounts Receivable	218,374	—
Notes receivable, current	121,247	—
Inventory	180,155	75,338
Total Current Assets	653,963	77,676

Machinery & Equipment- Net	1,362,177	25,406

Other Assets
Long-Term Investments	650,000	1,714,903
Intangible Assets	500,000	500,000
Right of Use Asset	607,306	—
Notes Receivable	41,000	—
Security Deposit	7,200	7,200
Goodwill	8,098,603	—

TOTAL ASSETS	$11,920,249	$2,325,185

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$463,248	$233,568
Accounts Payable - Related Party	1,139	1,139
Accrued Interest	139,401	33,301
Right of use liability, current	62,063	—
Notes payable, current	1,703,579	—
Convertible Notes, Net of Debt Discount of $1,032,292 and $678,246, respectively	1,948,152	1,866,872
Derivative Liability	2,054,739	1,125,803
Notes Payable - Related Party	616,844	499,788
Total Current Liabilities	6,989,165	3,760,471

Right of use liability, long term	545,243	—
Notes payable	126,615	—
Total Liabilities	7,661,023	3,760,471

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 6,000,000 shares Issued and
Outstanding at February 28, 2021 and August 31, 2020	600	600
Common Stock, par value $0.001,
290,000,000 shares Authorized, 66,205,687 and 27,082,419 shares Issued and
Outstanding at February 28, 2021 and August 31, 2020, respectively	66,203	2,708
Additional Paid-In Capital	8,862,713	4,618,168
Shares to be issued	1,360	187
Preferred stock to be issued	—
Accumulated Deficit	(8,520,943)	(6,056,949)

Total Stockholder's Equity (Deficit) attributable to Cannabis Global, Inc.	409,933	(1,435,286)

Noncontrolling Interest	3,849,293	—
Total Stockholders' Equity (Deficit)	4,259,226	(1,435,286)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$11,920,249	$2,325,185

 The accompanying notes are an integral part of these unaudited consolidated financial statements

 CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Revenue:
Products Sales	$25,816	$—	$30,226	$5,003
Consulting Revenue- Related Party	—	—	—	5,000
Total Revenue	25,816	—	30,226	10,003

Cost of Goods Sold	6,653	—	7,953	2,900
Gross Profit	19,163	—	22,273	7,103.00

Operating Expenses:
Advertising Expenses	(498)	14,262	50,524	15,694
Consulting Services	20,750	67,662	252,051	103,545
Professional Fees	129,263	133,159	179,895	282,114
General and Administrative Expenses	282,056	195,832	396,492	383,355
Total Operating Expenses	431,571	410,915	878,962	784,708

Operating Loss	(412,408)	(410,915)	(856,689)	(777,605)

Other Income (Expense)
Interest Expense	(1,933,728)	(522,203)	(2,706,483)	(553,453)
Changes in FV of Derivatives	593,235	170,922	1,308,912	183,425
Other Income	1,522	—	1,642
Equity method loss	(359,391)	—	(211,376)	—
Total Other Income (Expense)	(1,698,362)	(351,281)	(1,607,305)	(370,028)

Net Loss	(2,110,770)	(762,196)	(2,463,994)	(1,147,633)

Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Cannabis Global, Inc.	$(2,110,770)	$(762,196)	$(2,463,994)	$(1,147,633)

Basic & Diluted Loss per Common Share	$(0.05)	$(0.06)	$(0.06)	$(0.09)

Weighted Average Common Shares
Outstanding	43,196,439	12,321,639	39,744,494	12,752,506

 The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated	Stockholders' Equity Attributable to Cannabis	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Global Inc.	Interest	Equity
Balance, August 31, 2019	—	$—	12,524,307	$1,253	1,893,333	$189	$1,187,574	$(1,127,601)	$61,415	$—	61,415
Common stock issued for services rendered	—	—	1,893,333	189	(1,893,333)	(189)	—	—	—		—
Shares Issued for Services	—	—	23,333	2			20,881		20,883		20,883
Stock based compensation	—	—	—	—	—	—	95,670	—	95,670		95,670
Proceeds from common stock subscriptions	—	—	203,333	20	—	—	74,980		75,000		75,000
Proceeds from common stock subscriptions - To be Issued	—	—	—	—	260,000	26	64,974	—	65,000		65,000
Discount on convertible note	—	—	—	—	—	—	20,000	—	20,000		20,000
Effects of Reverse stock-split			188,822	19			(19)		—		—
Net Loss								(385,437)	$(385,437)		(385,437)
Balance, November 30, 2019	—	—	14,833,128	$1,483	260,000	$26	$1,464,060	$(1,513,038)	$(47,469)	$—	$(47,469)

Common stock to be issued for investment	—	—	—	—	400,000	40	112,360		$112,400		112,400
Proceeds from common stock subscriptions - To be Issued			260,000	26	(260,000)	(26)	—		—		—
Stock based compensation	—	—	—	—	—	—	94,618		94,618		94,618
Net Loss	—	—	—	—	—	—	—	(762,196)	(762,196)		(762,196)
Balance, February 29, 2020	—	—	15,093,128	1,509	400,000	40	1,671,038	(2,275,234)	(602,647)	—	(602,647)

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(continued)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated	Stockholders' Equity Attributable to Cannabis	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Global Inc.	Interest	Equity

Balance, August 31,2020	6,000,000	600	27,082,419	2,708	1,871,858	$187	$4,618,168	$(6,056,949)	$(1,435,286)	$—	$(1,435,286)
Stock based compensation			3,400,000	3,400			179,600	—	183,000	—	183,000
Proceeds from common stock subscriptions			510,204	510	89,796	90	(600)	—	0	—	0
Common stock issued for investment			7,222,222	7,222	—	—	642,778	—	650,000	—	650,000
Common stock issued in settlement of convertible notes payable and accrued interest			1,500,000	1,500			28,500	—	30,000	—	30,000
Discount on convertible notes								—	—	—	—
Preferred stock issued							—	—	—	—	—
Effects of Par value adjustment				24,372		1,683	(26,055)	—	—	—	—
Net Loss								$(353,224)	(353,224)	—	(353,224)
Balance, November 30, 2020	6,000,000	$600	39,714,845	$39,712	1,961,654	$1,960	$5,442,391	$(6,410,173)	$(925,510)	$—	$(925,510)

Stock based compensation	—	—	4,106,543	4,107	(600,000)	(600)	335,827	—	339,334	—	339,334
Proceeds from common stock subscriptions	—	—	6,516,667	6,517	—	—	384,483	—	391,000	—	391,000
Common stock issued for investment	—	—	12,820,297	12,820	—	—	2,209,355	—	2,222,175	3,849,293	6,071,468
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	3,047,335	3,047	—	—	213,682	—	216,729	—	216,729
Derivative impact of conversions	—	—	—	—	—	—	276,975	—	276,975	—	276,975
Net Loss	—	—	—	—	—	—	—	(2,110,770)	(2,110,770)	—	(2,110,770)
Balance, February 28, 2021	6,000,000	600	66,205,687	66,203	1,361,654	1,360	8,862,713	$(8,520,943)	409,933	3,849,293	4,259,226

 The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(2,463,994)	(1,147,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash Interest Expense	2,342,280	547,671
Equity method loss from investments	211,376	—
Depreciation Expense	1,798	1,571
Stock Based Compensation	522,334	211,171
Changes in Fair Value of Derivative Liabilities	(1,308,912)	(183,425)
Changes In:
Accounts Receivable	(24,767)	(10,003)
Inventory	(104,817)	(22,831)
Accounts Payable and accrued expenses	(61,053)	79,168
Accounts Payable - Related Party	—	(1,139)
Accrued Interest	111,311	5,782
Net Cash Used in Operating Activities	(774,444)	(519,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	—	(3,500)
Cash acquired in acquisition	2,200	—
Net Cash Provided by Investing Activities	2,200	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	391,000	140,000
Proceeds from convertible notes payable	1,086,000	388,101
Repayment of convertible notes payable	(578,000)	—
Repayment of notes payable	5,093	—
Net Cash Provided by Financing Activities	904,093	528,101

Net (Decrease) Increase in Cash	131,849	4,933
Cash at Beginning of Period	2,338	152,082

Cash at End of Period	134,187	157,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$188,292	$—
Income Taxes	$—	$—

Shares issued and loan incurred for acquisition of intangible assets	$650,000	$612,400
Common stock issued for acquisition of NPE	$2,222,175	$—
Increase in noncontrolling interest from acquisition of NPE	$3,849,293	—
Shares issued for conversion of notes payable and accrued interest	$246,729	$—

 The accompanying notes are an integral part of these unaudited consolidated financial statements

Note 1. Organization and Description of Business

Cannabis Global, Inc. is located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc., under the ticker symbol “CBGL.”

Historical Development

We incorporated in Nevada in 2005 under the name MultiChannel Technologies Corporation, a wholly owned subsidiary of Octillion Corporation, a development stage technology company focused on the identification, acquisition and development of emerging solar energy and solar related technologies. In April, 2005, we changed our name to MicroChannel Technologies, Inc., and in June, 2008, began trading on the OTC Markets under the trading symbol “MCTC.” Our business focused on research and development of a patented intellectual properties combining physical, chemical and biological cues at the “cellular” level to facilitate peripheral nerve regeneration.

On June 27, 2018, we changed domiciles from the State of Nevada to the State of Delaware, and thereafter reorganized under the Delaware Holding Company Statute. On or about July 12, 2018, we formed two subsidiaries for the purpose of effecting the reorganization. We incorporated MCTC Holdings, Inc. and MCTC Holdings Inc. incorporated MicroChannel Corp. We then effected a merger involving the three constituent entities, and under the terms of the merger we were merged into MicroChannel Corp., with MicroChannel Corp. surviving and our separate corporate existence ceasing. Following the merger, MCTC Holdings, Inc. became the surviving publicly traded issuer, and all of our assets and liabilities were merged into MCTC Holdings, Inc.’s wholly owned subsidiary MicroChannel Corp. Our shareholders became the shareholders of MCTC Holdings, Inc. on a one for one basis.

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

On August 9, 2019, we filed a DBA in California registering the operating name Cannabis Global. On July 1, 2019, the Company entered into a 100% business acquisition with Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei in exchange for $1,000 (see “Related Party Transactions”).

Subsequent to the closing of the fiscal year ending August 31, 2019, we affected a reverse split of our common shares effective as of September 30, 2019 at the rate of 1:15.

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

On March 30, 2020, we filed Articles of Conversion with the Delaware Secretary of State, electing to convert and re-domicile the Company from a Delaware corporation to a newly formed Nevada corporation named Cannabis Global, Inc. Concurrently, the Registrant filed Articles of Incorporation and Articles of Domestication with the Nevada Secretary of State incorporating the Registrant in Nevada under the name Cannabis Global, Inc. and accepting the re-domicile of Registrant’s Delaware corporation. There was no change to the Registrant’s fiscal year end. As a result of our FINRA corporate action, our name was changed to Cannabis Global, Inc. and our trading symbol changed to “CBGL.”

On April 18, 2020, we formed a subsidiary Hemp You Can Feel, Inc., a California corporation (“HYCF”), as a wholly owned subsidiary of the Company. HYCF will be engaged in various related business opportunities. At this time HYCF has no operations.

On May 6, 2020, we signed a joint venture agreement with RxLeaf, Inc. (“RxLeaf”) a Delaware corporation, creating a joint venture for the purpose of marketing the Company’s products to consumers. Under the terms of the agreement, the Company will produce products, which will be sold by RX Leaf via its digital marketing assets. The Company agreed to share the profits from the joint venture on a 50/50 basis.

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of February 24, 2021, the Company has not issued the common or preferred shares, and the business is in the development stage.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”). Pursuant to the Stock Purchase Agreement, the Company purchased from Hymers 266,667 shares of common stock of Natural Plant Extract of California Inc., a private California corporation (“NPE”), in exchange for $2,040,000. The purchased shares of common stock represents 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. In connection with the stock purchase agreement, we became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares.

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

On November 16, 2020, we entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a development stage business in the process of entering the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is our director and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, our director and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each. At the closing we sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on the closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. We issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities.

 On January 27, 2021, we closed a material definitive agreement (MDA) with Edward Manolos, our director and related party. Pursuant to the MDA, the Company purchased from Mr. Manolos 266,667 shares of common stock in Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. NPE is a privately held corporation. Under the terms of the MDA, we acquired all beneficial ownership over the NPE shares in exchange for a purchase price of two million forty thousand dollars ($2,040,000).. In lieu of a cash payment, we agreed to issue Mr. Manolos 11,383,929 restricted common shares, valued for purposes of the MDA at $0.1792 per share. In connection with the MDA, we became a party to a Shareholders Agreement by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. Mr. Manolos is our director as well as a directly of Marijuana Company of America and is therefore a related party.

On February 16, 2021, we purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), from Alan Tsai, in exchange for the issuance of 1,436,368 common shares. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and the Registrant. By virtue of the transaction, the Registrant acquired 18.8% of the outstanding capital stock of NPE, bringing its total beneficial ownership in NPE to 56.5%. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. By virtue of its 56.5% ownership over NPE, the Company will control production, manufacturing and distribution of both NPE and Company products. In connection with the MDA, the Registrant became a party to a Shareholders Agreement by and among Edward Manolos, a director of the Company, Robert L. Hymers III, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations concerning operations, management, including restrictions on the transfer of the Shares.

Current Business Operations

Cannabis Global conducts research and development and operates multiple cannabis businesses in California and hemp-related business in the United States. We recently announced our acquisition of a 56.5%, controlling interest in Natural Plant Extract (NPE), which operates a licensed cannabis manufacturing and distribution business in Lynwood, California, holding a Type 7 California Manufacturing and a distribution license, allowing for cannabis product distribution anywhere in the state. We plan to use the Lynwood NPE operation, combined with our internally developed technologies, as a testbed to launch multi-state operations as soon as possible after the expected removal of cannabis as a Scheduled substance from the federal CSA is completed, and interstate commerce in cannabis is approved by the federal government. As of the date of this filing, cannabis remains a Schedule 1 controlled substance and so illegal under the CSA. However, As a result of the November, 2020 federal elections, and the election of Joseph R. Biden as president, it is expected that the federal government will move to amend parts of the CSA and de-schedule cannabis as a Schedule 1 drug. In late January, 2021, Senate Majority Leader Chuck Schumer said lawmakers are in the process of merging various cannabis bills, including his own legalization legislation. He is working to enact reform in this Congressional session. This would include the Marijuana Freedom and Opportunity Act, that would federally de-schedule cannabis, reinvest tax revenue into communities most affected by the drug war, and fund efforts to expunge prior cannabis records. It is likely that the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would be incorporated. Other federal legislation under review for possible submission includes the SAFE Banking Act (or Secure and Fair Enforcement Act), a bill that would allow cannabis companies to access the federally-insured banking system and capital markets without the risk of federal enforcement action, and the Strengthening the Tenth Amendment Through Entrusting States Act (or STATES Act), a bill that seeks protections for businesses and individuals in states that have legalized and comply with state laws).

Our operations at the Natural Plant Extract facility emphasizes cannabis product manufacturing and distribution. In addition to business opportunities available from cannabis product manufacturing and distribution to all parts of the State of California, we also sees strong synergies between NPE operations and our developing technologies in the areas of secure cannabis transport, cannabis infusions, and all-natural polymeric nanoparticle technologies.

We also have an active research and development program primarily focused on creating and commercializing engineered technologies that deliver hemp extracts and cannabinoids to the human body. Additionally we invest, or provide managerial services, in specialized areas of the regulated hemp and cannabis industries. Thus far, the Company has filed six provisional patents, three non-provisional patents and recently announced its "Comply Bag" secure cannabis transport system with integrated track and trace capabilities via smartphones, which will be available soon.

Our R&D programs included the following:

1.	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2.	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3.	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4.	Establishment of new methods to increase the bioavailability of cannabinoids to the human body utilizing nanoparticles and other proven bioenhancers, including naturally occurring and insect produced glycosides.

5.	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered trade secrets by the Company.

Note 2. Going Concern Uncertainties

During recent financial reporting periods, the Company began reporting revenue and has been active in reorganizing its business operations, these revenues being generated are nominal. The Company has an accumulated deficit of $8,520,943 as of February 28, 2021, and does not have positive cash flows from operating activities. Furthermore, as shown in the accompanying financial statements for six months ended February 28, 2021, the Company had a net loss of $2,463,994 and used cash in operations of $774,444. The Company expects to incur additional losses as it executes its business strategy in the cannabis, hemp and cannabinoid marketplaces. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a weighted average Binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of February 28, 2021, and August 31, 2020, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of February 28, 2021.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of February 28, 2021, and February 29, 2020, we had $0 and $0 allowance for doubtful accounts, respectively.

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

Beneficial Conversion Feature

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. Stock-based compensation during the quarterly reporting period ended February 28, 2021 was $0.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending February 28, 2021 and February 29, 2020, we incurred no income taxes and had no liabilities related to federal or state income taxes.

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

Note 4. Net Loss Per Share

During three and six months ending February 28, 2021 and February 28, the Company recorded a net loss. Basic and diluted net loss per share are the same for those periods. The dilutive weighted average shares for each period reported excludes the effect of shares issuable upon conversion of debt, as the effect would have been anti-dilutive. As of February 28, 2021, the Company’s convertible debt was convertible into 13,385,151 shares of common stock.

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

Note 6. Intangible Assets

On February 20, 2020, the Company entered into a material definitive agreement with Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”), and its owners. On June 15, 2020, the Company and Lelantos entered into a modification agreement cancelling the Company's obligation to issue 400,000 shares of common stock and the convertible promissory notes. The Company and Lelantos agreed to a purchase price of five hundred thousand dollars ($500,000), payable by the issuance of a promissory note. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance.

Note 7. Acquisition of Natural Plant Extract of California, Inc.

NPE Acquisition

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

On January 27, 20201, the Company acquired an additional 18.8% interest in NPE from Edward Manolos, a Director of the Company and a related party. The Company issued 11,383,929 shares of common stock, which had a fair value of $1,821,429.

On February 16, 2021, the Company purchased 266,667 shares of common stock of NPE from Alan Tsai, in exchange for the issuance of 1,436,368 common shares of the Company, with a fair value of $400,747. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and the Company. By virtue of the transaction, the Company acquired 18.8% of the outstanding capital stock of NPE, bringing its total beneficial ownership in NPE to 56.5%. The transfer of control constituted an acquisition of NPE by the Company (the “NPE Acquisition”). For the three month period following the one year anniversary of the closing date, Mr. Tsai has the sole and irrevocable option to require the Company to repurchase the common shares issued to Mr. Tsai. If the value of the shares at the time notice is given is less than $150,000, Mr. Tsai will receive $150,000. If the value of the shares at the time notices is given is greater than $150,000, then Mr. Tsai will receive the market value of the shares.

As a result of the transaction, the Company also became party to a Shareholder Agreement with respect to its ownership over the NPE Shares, dated June 5, 2020, by and among Alan Tsai, Robert Hymers III, Betterworld Ventures, LLC (“BWV”), Marijuana Company of America, Inc. and NPE. The Joinder Agreement contains terms and conditions including, but not limited to: the ownership and management of NPE, rights of shareholders concerning the transfer of shares in NPE, pre-emptive rights, drag-along rights, confidentiality, and term and termination.

The NPE acquisition is being accounted for as a business combination under ASC 805 as a result of the transfer of control. Immediately prior to obtaining control, the total investment of the Company in NPE was adjusted to fair value of $3,684,347, resulting in a loss on investment of $359,391.

The following information summarizes the provisional purchase consideration and preliminary allocation of the fair values assigned to the assets at the purchase date:

Preliminary Purchase Price Allocation:
Cash	2,200
Accounts receivable	193,607
Notes receivable	162,247
Property and equipment	1,338,569
Right of use asset – operating lease	607,306
Goodwill	8,098,603
Total assets acquired	$10,402,532

Accounts payable and accrued expenses	289,591
Right of use liability – operating lease	607,306
Notes payable	1,825,101
Notes payable – related party	105,539
Total Liabilities Assumed	$2,827,537

As a result of the NPE acquisition, the Company recognized a non-controlling interest as of the date of the acquisition of $3,849,293. The Company’s consolidated revenues and net loss for the three and six months ended February 28, 2021 included the results of operations since the acquisition date of NPE of $18,864 and net loss of $17,797, respectively.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and six months ended February 28, 2021 and February 29, 2020 as if the NPE acquisition occurred on September 1, 2019. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	For the three months ended		For the six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$126,820	$229,597	$979,866	$334,144
Operating loss	(1,693,708)	(557,425)	(1,626,929)	(973,276)
Net loss attributable to common shareholders	(3,392,070)	(1,019,316)	(4,065,390)	1,521,976
Net loss per common share	$(0.06)	$(0.04)	$(0.08)	$(0.06)

Note 8. Note Payable to Shareholders

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

Note 9. Related Party

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

On January 27, 2021 Cannabis Global, Inc. (the “Registrant”) closed a material definitive agreement (MDA) with Edward Manolos, a director and related party. Pursuant to the MDA, the Registrant purchased from Mr. Manolos 266,667 shares of common stock in Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. NPE is a privately held corporation. Under the terms of the MDA, the Registrant acquired all beneficial ownership over the NPE shares in exchange for a purchase price of two million forty thousand dollars ($2,040,000). In lieu of a cash payment, the Registrant agreed to issue Mr. Manolos 11,383,929 restricted common shares, valued for purposes of the MDA at $0.1792 per share. In connection with the MDA, the Registrant became a party to a Shareholders Agreement by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. Additionally, the Registrant intends, upon completion of the terms and conditions of the Material Definitive Agreement, to control the production, manufacturing and distribution of both NPE and the Registrant’s products

Note 10. - Notes Payable

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

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, anytime after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. At maturity, on May 31, 2020, (i) the Company received forbearance agreements for the two tranches of $225,000 each whereby the maturity date was extended to July 15, 2020 and the interest rate was increased to 9%; and (ii) the $50,000 note and all accrued interest thereon, in the amount of $747, was forgiven. Accordingly, the Company recognized a gain for debt forgiveness of $50,747. On June 15, 2020, the Company entered into a modification agreement relative to the February 12, 2020 issued notes. Pursuant to the modification agreement, the Company issued a promissory note to Lantos in the amount of five hundred thousand dollars ($500,000). The Company may prepay the note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance. As of February 28, 2021, the carrying value of the notes was $450,000 and accrued interest payable was $37,676. As of August 31, 2020, the carrying value of the notes was $450,000 and accrued interest payable was $19,824.

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of February 28, 2021, the carrying value of the note was $100,000 and accrued interest payable was $8,372. As of August 31, 2020, the carrying value of the note was $100,000 and accrued interest payable was $4,405.

Note 11. Convertible Notes Payable

On March 19, 2020, the Company issued a convertible promissory note, payable in tranches, having an aggregate principal amount of $150,000, aggregate original issue discount (OID) of $15,000, and an aggregate of 468,750 three-year warrants exercisable at $0.48/share, which contain certain exercise price reset provisions in the event of dilutive issuances. The notes mature one year from the respective issuance date of each tranche and bear interest at the rate of 10% per annum, payable at maturity. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the lower of 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 25 trading days prior to: (i) the issuance date; or (ii) the conversion date. On March 19, 2020, the first tranche of $50,000, less OID of $5,000, was received, resulting in net proceeds to the Company of $45,000, and the Company issued 156,250 three-year warrants exercisable at $0.48 per share. On May 4, 2020, the second tranche of $25,000, less OID of $2,500, was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three-year warrants exercisable at $0.48 per share. On July 10, 2020, the third tranche of $25,000, less OID of $2,500 was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three year warrants exercisable at an initial price of $0.48 per share. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $75,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the six months ended February 28, 2021, the Company repaid all principal and accrued interest in full.

On July 21, 2020, the Company issued a convertible promissory note with a principal amount of $78,750, with the Company receiving proceeds of $71,250 after original issue discount of $3,750 and deferred finance costs of $3,750. The note matures on July 21, 2021 and bears interest at 6% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 30 trading days prior to: the conversion date. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $78,750, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the six months ended February 28, 2021, the note and accrued interest were repaid in full.

In August 2020, the Company issued two convertible promissory notes with an aggregate principal amount of $129,250, with the Company receiving proceeds of $117,500 after original issue discount of $11,750. The notes mature in May 2021 and bear interest at 10% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed price of $0.1005 per share of common stock. The conversion price may reset to a lower price if the Company issues common stock to any suppliers or vendors. As a result of the OID and the potential result for dilutive issuances, upon issuance, the Company recognized total debt discount of $129,250, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the six months ended February 28, 2021, the two notes and accrued interest were repaid in full.

The Company also entered into common stock subscription agreements with this lender, totaling share issuances of 3,409,221 (of which 510,204 are to be issued as of August 31, 2020), for cash proceeds of $329,613. In connection with these subscriptions, the Company issued a convertible promissory note of $50,000 for no consideration. The note matures on August 7, 2021 and bears interest at 10$% and is convertible at a fixed price of $0.1631 per share, subject to potential rest in the event the Company issues shares to vendors or suppliers. The Company recognized total debt discount of $50,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the six months ended February 28, 2021, the note and accrued interest was repaid in full.

During the six months ended February 28, 2021, the Company issued four convertible promissory notes to a lender with an aggregate principal amount of $279,500, with the Company receiving proceeds of $267,000 after deferred finance costs of $12,500. The notes matures in August, September, October and December 2021 and bear interest at 8% per annum. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices of 63% of the two lowest trading prices during previous fifteen (15) trading day of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, the Company recognized total debt discount of $279,500, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. One note with principal of $113,000 and accrued interest of $4,557 was repaid during the period. As of February 28 2021, the carrying value of these notes was $60,379, net of debt discount of $106,121 and accrued interest was $4,830.

On September 2, 2020, the Company issued a convertible promissory note with an aggregate principal amount of $107,000, with the Company receiving proceeds of $100,000 after original issue discount of $5,000 and deferred finance costs of $2,000. The notes mature in September 2021 and bear interest at 12% per annum. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, upon issuance, the Company recognized total debt discount of $107,000, which is being amortized to interest expense through the maturity date. This note was repaid in full during the six months ended February 28, 2021, together with accrued interest of $5,101.

On January 5, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $110,000, with an accredited investor. The note is convertible at a fixed conversion price of $0.005. In the event of default by the Company, or after the public announcement of a change of control transaction as defined in the agreement, the conversion price is $0.001. The Company received net proceeds of $97,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $110,000, which is being amortized to interest expense through the maturity date.

On January 12, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $115,500, with an accredited investor. The note is convertible beginning 61 days from issuance at a fixed conversion price of $0.10 per share or 60% or the lowest trading price for ten days prior to conversion in the event that the Company’s stock trades at less than $0.10 per share. The Company received net proceeds of $100,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $115,500, which is being amortized to interest expense through the maturity date. During the three months ended February 28, 2021, the lender converted principal and accrued interest of $57,750 and $585 into 583,354 shares of common stock. As of February 28, 2021, the carrying value of the note was $14,873, net of discount of $42,877, and accrued interest was $902.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. As of February 28, 2021, the carrying value of the note was $22,049, net of discount of $221,826, and accrued interest was $2,205.

On January 26, 2021, the Company entered into a second Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. As of February 28, 2021, the carrying value of the note was $22,049, net of discount of $221,826, and accrued interest was $2,205.

Related Parties

During the three months ended February 29, 2020, the Company issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to the Robert L. Hymers III. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, the Chief Executive Officer converted $79,333 in principal and $2,608 of accrued interest into 694,902 shares of common stock to be issued having a fair value of $232,792. The conversion resulted in the elimination of $70,313 of remaining debt discount, the elimination of $231,632 of derivative liabilities, and a $10,468 gain on conversion that resulted from a related party and was therefore included in Additional paid-in capital. On December 9, 2020, Mr. Hymers converted all principal of $53,768 and all accrued interest of $4,626 into 878,190 shares of common stock.

On April 30, 2020, the Company entered into a settlement agreement with its former Chief Financial Officer (Robert L. Hymers III, hereinafter referred to as the “CFO”) whereby the CFO resigned and the Company issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. The noteholder has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. On October 9, 2020, Mr. Hymers converted the note payable into 1,500,000 shares of common stock.

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Hymers Twenty Thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these transactions, the Company beneficially controls approximately 56.5% of the equity of NPE. After this transaction, a Better World Ventures LLC controls 40% of the equity interests in NPE and one other entity controls 3.5%.

The Company is in default of the $540,000 note payable to Robert Hymers. On January 3, 2021, the Company entered into a settlement agreement with Robert Hymers concerning five delinquent payments totaling $100,000, whereby 1,585,791 shares of common stock were issued in settlement of those payments. As of February 28, 2021, the Company missed two additionally $20,000 payments, i.e., January and February 2021 payments, and remains in default of this agreement.

Note 12. Derivative Liability and Far Value Measurement

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

At the issuance date of the convertible notes payable during the six months ended February 28, 2021, the Company estimated the fair value of all embedded derivatives of $2,154,823 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 332% to 378%, (3) risk-free interest rate of 0.09% to 0.13%, and (4) expected life of one year.

On February 28, 2021, the Company estimated the fair value of the embedded derivatives of $2,054,739 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 328%, (3) risk-free interest rate of 0.05% to 0.08%, and (4) expected life of 0.5 to 1 year.

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

As of February 28, 2021, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of February 28, 2021 and August 31, 2020:

	February 28, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,054,739	$—	$—	$2,054,739

	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,125,803	$—	$—	$1,125,803

 The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended February 28, 2021:

Balance, August 31, 2020	$1,125,803
Transfers in due to issuance of convertible promissory notes	2,514,823
Transfers out due to repayments of convertible promissory notes	(1,255,220)
Transfers out due to conversions of convertible promissory notes	(276,975)
Change in derivative liability for the six months ended February 28, 2021	(53,692)
Balance, February 28, 2021	$2,054,739

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

Note 13. Commitments, Contingencies and Leases

The Company has entered into a lease for a production and warehouse facility located in Los Angeles, California to produce such products. The term of the lease is 12 months at a base price of $3,600 per month, beginning August 2019. At this time the lease agreement has ended and the Company rents to same facility on a month-to-month basis.

Our headquarters are located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071 where we leased office space under a contract effective August 15, 2019, expiring on August 14, 2020. We now rent the premises on a month-to-month basis and paying $800 per month.

By way of the recent acquisition of a controlling interesting Natural Plant Extract of California, the Company is a party to a lease on a building and property in Lynwood, California. The lease term ends on May 2028. The total base rent is $11,000 a month, but the Company’s portion on the lease is $8,750 as another tenant pays the balance.

Note 14. Common Stock

Subsequent to the closing of the fiscal year ending August 31, 2019, the Company affected a reverse split as of September 30, 2019, which had the effect of reducing the number of outstanding shares from 187,864,600 to 12,524,307. All share and per share amounts in this filing have been retrospectively adjusted to reflect the impact of the reverse stock split.

As of February 28, 2021, there were 66,205,687 shares of Common Stock issued and outstanding. As of the date of this filing, April 19, 2021, there were 72,133,317 shares of Common Stock issued and outstanding.

Note 15. Preferred Stock

There are 10,000,000 shares of preferred stock, par value $0.0001 per share, of the Company Preferred Stock in one or more series, and expressly authorized the Board of Directors of the Company. On December 16, 2019, the Board of Directors authorized the issuance of 8,000,000 preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to 50 votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of February 28, 2021, there were 6,000,000 Series A Preferred shares issued and outstanding.

On February 28, 2021, the Company designated 1,000,000 shares of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). The Series B Convertible Preferred Stock earns dividends at 8% per year, and is convertible into shares of common stock at a rate of 63% of the market price, based on the average of the two lowest trading prices during the previous 15 days. Additionally, the Series B Convertible Preferred Stock is mandatorily redeemable 16 months from the issuance date in cash. The Company entered into an agreement with an investor for 153,500 shares of Series B Convertible Preferred Stock on February 28, 2021 for a total purchase amount of $153,500, and an agreement with the same investor for 78,500 shares of Series B Convertible Preferred Stock for a purchase amount of $78,500. In March 2021, the Company received proceeds of $225,000.

Note 16. Subsequent Events

                On March 8, 2021, the Company sold a convertible note with a face value of $215,000. The note carries interest at 10% annually.

                On March 16, 2021, the Company sold a convertible note with a face value of $215,000. The note carries interest at 10% annually.

                In March 2021, the Company received $232,000 of gross proceeds for 232,000 of its Series B Convertible Preferred Stock.

                On March 25, 2021, the Company sold 1,314,188 registered common shares at a price of $0.06 for a total purchase price of $78,851.28.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended February 28, 2021, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Description of Business

 Cannabis Global is a research and development company that also operates multiple cannabis businesses in California and hemp-related business in the United States. We are in the process of organizing business operations which will produce hemp products for international markets, and will supply transport technologies for shippers of hemp and cannabis.

We recently announced our acquisition a 56.5%, controlling interest in Natural Plant Extract (NPE), which operates a licensed cannabis manufacturing and distribution business in Lynwood, California, holding a Type 7 California Manufacturing and a distribution license, allowing for cannabis product distribution anywhere in the state. We plan to use the Lynwood NPE operation, combined with our internally developed technologies, as a testbed to launch multi-state operations as soon as possible after the expected removal of cannabis as a Scheduled substance from the federal CSA is completed, and interstate commerce in cannabis is approved by the federal government.

The Company recently commenced operations at the Natural Plant Extract facility effective immediately with emphasis on product manufacturing and distribution. In addition to business opportunities available from product manufacturing and distribution to all parts of the State of California.

Comply Bag™

Comply Bag™ features a multi-layer, low-density polyethylene outer shell that protects valuable shipments and allows manufacturers, buyers, and processors full view of contents to assess quality. Each Comply Bag™ contains financial institution-grade tamper-evident seams, self-sealing closures, and sequential numbering to ensure what is sent is what is received. In addition, because all U.S. states have implemented specific regulations for the tracking and tracing of cannabis shipments from seed to sale, Comply Bags™ features regulator demanded tracking features, such as those required in the California Cannabis Track-and-Trace (CCTT) system, including Unique Identifier Tags (UID) mandated by California via its contracted service provider, METRC, Inc.

Cannabis-Related Research and Development

Cannabis Global also has an active research and development program primarily focused on creating and commercialize engineered technologies delivering hemp extracts and cannabinoids to the human body. Additionally, we invest, or provide managerial services, in specialized areas of the regulated hemp and cannabis industries. Thus far, the Company has filed six provisional patents, three non-provisional patents and has recently announced its Comply Bag" secure cannabis transport system with integrated track and trace capabilities via smartphones which will be available soon.

Our R&D programs included the following;

1.	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2.	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3.	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4.	Establishment of new methods to increase the bioavailability of cannabinoids to the human body utilizing nanoparticles and other proven bioenhancers, including naturally occurring and insect produced glycosides.

5.	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered trade secrets by the Company.

The Company’s strategy is to develop a growing portfolio of intellectual property relating to the processing of hemp extracts and cannabinoids into forms that are easily and efficiently delivered to the human body and to companion animals.

The Company owns no issued patents. The Company has filed multiple provisional patents and three non-provisional patents as follows:

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

Cannabinoid Enriched Composition and Method of Treating a Medical Condition Therewith

•

The invention relates to a method of treating a medical condition addressed by one or more cannabinoids, and a cannabinoid enriched treatment composition. In particular, 1) wherein the cannabinoid enriched treatment is produced by honey bees yielding a dry free-flowing solid or 2) wherein the cannabinoid enriched treatment is produced by other insects.

November 4, 2019 – Original provisional patent filing - Cannabinoid enriched composition and method for dry free-flowing powder.

•

December 15, 2020 Non-provisional Patent Filing - Cannabinoid enriched composition and method of treating a medical condition therewith. This was a non-provisional patent filing.

December 15 2020, the Company filed an application under the Patent Cooperation Treaty (PCT) seeking international protection of the Cannabinoid enriched composition and method for dry free-flowing powder.

The Company plans to utilize these unique compounds and powdered technologies to produce new cannabinoid infusion technologies for drugs, foods and beverages. The solid form of the bee honey compounds are already being utilized in the Company's Hemp You Can Feel™ branded products. Cannabis Global plans to conduct additional development on its other insect-based technologies to determine the extent of the unique properties of these new insect produced cannabinoid compounds.

There can be no assurance any patent protection will be provided, or that we will be successful in protecting our patents if issued.

Electrosprayed and Electrospun Cannabinoid Compositions

The application addresses new methods for the creation of highly bioavailable and ultra-fast acting polymeric nanoparticles and nano fibers of cannabinoids for use in beverages, food, topical, and other applications.

The non-provisional application expands on the developments and technologies outlined in the provisional applications that were filed on November 4, 2019.

November 4, 2020, the Company filed an application under the Patent Cooperation Treaty (PCT) seeking international protection of the Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce inventions.

The Company believes this technology holds significant advantages over legacy cannabis infusion technologies. For example:

1) While legacy infusion technologies generally rely on chemicals to maintain stability, the Company invented a chemical free method utilizing only two ingredients. Surfactants and stabilizers are not needed.

2) The technology allows manufacturers to use only two ingredients (the “Two Ingredient Method”). Surfactants and stabilizers are not needed. This allows for the production of products with “Clean Labels”.

3)  Utilizing the "Two-Ingredient" method, food, beverage, and consumer product formulators can add cannabinoids using very small amounts of product, as each of the two ingredients make up about 50% of the product. For example, the technology allows manufacturers of cannabis-infused foods to add as little as 20 milligrams of material to dose psychoactive cannabinoids at the 10 milligram legal limit within most states. Cannabis Global expects to significantly improve this already high 50% loading rate over the next few months, with loading rates of up to 75% expected.

4) by reducing cannabinoid particle sizes to nanometer proportions, ultra-high levels of active ingredients get absorbed into the body in very short periods of time. This allows formulators to use cannabis to gain a desired effect, which can result in significant cost saving, especially relating to the rare cannabinoids, which sell at many times more than common cannabinoids, such as CBD or THC.

There can be no assurance any patent protection will be provided, or that we will be successful in protecting our patents if issued.

Animal Based Cannabosides

•

On January 18, 2021, the Company filed a non-provisional patent on a novel method to produce water-soluble cannabinoids. The invention relates to a composition comprising one or more cannabosides and a method of producing one or more cannabosides. In particular, by feeding an insect a cannabinoid and harvesting the insect, excluding honey bees, to improve aqueous solubility and stability of cannabinoids. The patent claims coverage of both the process to create the compounds, and the use of the compounds in foodstuffs and pharmaceutical preparations.

We believe this set of technologies represents a new class of nature-based cannabinoid preparations. This technology is separate from our chemical free Two Ingredient nanoparticle and nano fiber infusion technologies for which we filed a patent application during November of 2002. We believe both sets of technologies are consistent with our corporate objective to introduce novel chemical free cannabinoid infusion technologies to the cannabis and hemp marketplaces.

On January 18, 2021, the Company filed an application under the Patent Cooperation Treaty (PCT) seeking international protection of a composition comprising one or more cannabosides and a method of producing one or more cannabosides.

There can be no assurance any patent protection will be provided, or that we will be successful in protecting our patents if issued.

Trademark applications are as follows:

Trade Mark – Hemp You Can Feel™ – On August 27 2019, the Company filed a trademark application with the U.S. Patent and Trademark Office (USPTO) for its Hemp You Can Feel™ trade name. The U.S. Application Serial Number is 88595425. On June 24, 2020, the Company received a Notice of Nonfinal Office Action from the USPTO indicating the Company would have six months to respond to issues presented the Company by USPTO or be abandoned. The Company plans to re-file the application.

Trade Mark – Gummies You Can Feel™. The Company received a Notice of Allowance from the USPTO on March 24, 2020. The U.S. Serial Number for the trademark is 88590925

Trade Mark – Comply Bag™. During January of 2021, the Company filed a trademark application with the U.S. Patent and Trademark Office (USPTO) for its Comply Bag™. trade name.

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

Management Services for Whisper Weed

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of February 28, 2021, the Company has not issued the common or preferred shares, and the business is in the development stage.

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

Significant Customers

The company has no significant customers as of the end of the last fiscal quarterly reporting period.

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

The psychoactive cannabis sector is also highly competitive with many participants being better capitalized. The Company plans to distinguish its products based on both quality and brand appearance.

Employees

As of the end of the last reporting period, the Cannabis Global has one employee, CEO, Arman Tabatabaei. Additionally, the Company relies on the services of numerous consultants who perform various tasks for the Company. Natural Plant Extract of California employs two full time professional managerial staff and between four and ten part time individuals, depending on workload and order levels, engaged in production and administration activities.

Our U.S employees are not represented by a labor union.

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

Transfer Agent

Pacific Stock Transfer Company, located at 6725 Via Austin Pkwy., #300, Las Vegas NV 89119 and telephone number of (702) 361-3033 is the registrar and transfer agent for our common stock. As of April 19, 2021, there were approximately 61 holders of record of our common stock.

DESCRIPTION OF PROPERTY

Our headquarters are located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071 where are we lease office space under a contract effective August 15, 2019, which expired on August 14, 2020. We now rent the office space on a month-to-month basis for $800 per month.

Relative to it Natural Plant Extract of California operation, the Company leases a building in Lynwood, CA where it operates a licensed cannabis operation. The Company pays $8,750 per month to occupy the building.

Our Company has also entered into a lease for a commercial food production facility, which is also located in Los Angeles, California. The one-year lease at rate of $3,300 per month was entered into as of August 2019. The lease is expired with the location now being rented on a month-to-month basis.

We believe that our existing office facilities are adequate for our needs. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Results of Operations

For the Three months Ended February 28, 2021 and February 29, 2020

Product revenues for the quarterly financial period ending February 28, 2021, were $25,816 compared to $0 reported during the quarterly financial period ending February 29, 2020.

During the financial period ending February 28, 2021, cost of goods sold was $6,653 compared to $0 for the quarterly financial period ending February 29, 2020. This resulted in a gross margin of $19,163 for the period ending February 28, 2021.

Accounts receivable were $218,374 for the period ending February 28, 2021. Compared to $0 for the period ending August 31, 2020. The increase is attributable to consolidate of Natural Plant Extract of California and inclusion of its cannabis related accounts receivables relating to its orders for cannabis products for its customers.

For the period ending February 28, 2021, the Company incurred operating expenses of $431,571 compared to $410,915 for the period ending February 29, 2020. The increase was due to the Company launching new products and marketing programs.

Interest expenses for the financial period ending February 28, 2021 were $1,933, 728 compared to $522,203 for the financial period ending February 29, 2020. The increase was attributable to an increased number of notes sold during the period aimed at financing our product and marketing programs.

During the three months ending February 28, 2021, net loss was $2,110,770 compared to $762,196 for the financial period ending February 29, 2020. The increase in net loss was attributable mainly to increased spending associated with the reorganization of the business, expenses relating to hiring consultants and general costs associated with the design of new product in preparation of customer orders, and increased interest expenses. The net loss for the period ending February 28, 2021, resulted in a loss per share of $0.05, compared to a net loss per share $0.06 during the year ago period.

For the Six months Ended February 28, 2021 and February 29, 2020

Product revenues for the six months ending February 28, 2021, were $30,226 compared to $10,003 reported during the quarterly financial period ending February 29, 2020.

During the six months ending February 28, 2021, cost of goods sold was $7,953 compared to $2,900 for the quarterly financial period ending February 29, 2020. This resulted in a gross margin of $22,273 for the period ending February 28, 2021.

For the six months ending February 28, 2021, the Company incurred operating expenses of $878,962 compared to $784,708 for the six months ending February 29, 2020. The increase was due to the Company launching new products and marketing programs.

Interest expenses for the six months ending February 28, 2021 were $2,706,483 compared to $553,453 for the six months ending February 29, 2020. The increase was attributable to an increased number of notes sold during the period aimed at financing our product and marketing programs.

During the six months ending February 28, 2021, net loss was $2,463,994 compared to $1,147,633 for the six months ending February 29, 2020. The increase in net loss was attributable mainly to increased spending associated with the reorganization of the business, expenses relating to hiring consultants and general costs associated with the design of new product in preparation of customer orders, and increased interest expenses. The net loss for the period ending February 28, 2021, resulted in a loss per share of $0.06, compared to a net loss per share $0.09 during the year ago period.

Liquidity and Capital Resources

As of February 28, 2021 and August 31, 2020 our cash and cash equivalent balances were $134,187 and $2,338, respectively.

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

On December 1, 2020, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 8% convertible note with the principal amount of $33,500, with an accredited investor. The note is convertible anytime after 180 days of issuance at a variable conversion price of 63% of the Market Price at time of conversion. Market Price is defined as the average of the two lowest trading prices during the fifteen (15) days prior to conversion. The Note and Purchase Agreement are attached to this filing. The Company received net cash proceeds of $30,000.

On December 1, 2020, the Company entered into an additional Securities Purchase Agreement in connection with the issuance of an 8% convertible note with the principal amount of $33,500, with an accredited investor. The note is convertible anytime after 180 days of issuance at a variable conversion price of 63% of the Market Price at time of conversion. Market Price is defined as the average of the two lowest trading prices during the fifteen (15) days prior to conversion. The Company received net cash proceeds of $30,000.

On January 3, 2021, we entered into a settlement agreement with Robert L. Hymers, III (“Hymers”) concerning five delinquent payments totaling $100,000 due under the stock purchase agreement whereby the Company purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), The Company was required to make $20,000 monthly for a period of twenty-seven (27) months to Hymers, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers received $540,000. On January 3, 2021, we entered into a settlement concerning the outstanding payments by agreeing to issue to Hymers a total of 1,585,791 shares of registered common stock from our S-1 registration statement made effective during February 2021.

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

On January 26, 2021, the Company entered into two Securities Purchase Agreements in connection with the issuance of two 10% convertible note with the principal amount of $487,750, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $431,000.

On February 3, 2021, the Registrant completed the sale of an aggregate of 4,700,000 registered shares of common stock registered on Form S-1 (File No. 333-250038) in two transactions in exchange for a total purchase price of $282,000. The parties to the transactions were the Registrant and BHP Capital NY, Inc., and Platinum Point Capital, LLC. There was no material relationship, other than in respect of the transactions, between BHP Capital NY, Inc., Platinum Point Capital, LLC and the Registrant or any of its affiliates, or any director or officer of the Registrant, or any associate of any such director or officer. BHP Capital NY, Inc. purchased 2,350,000 registered common shares in exchange for $141,000. Platinum Point Capital, LLC purchased 2,350,000 registered common shares in exchange for $141,000.

On January 27, 2021 Cannabis Global, Inc. (the “Registrant”) closed a material definitive agreement (MDA) with Edward Manolos, a director and related party. Pursuant to the MDA, the Registrant purchased from Mr. Manolos 266,667 shares of common stock in Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. NPE is a privately held corporation. Under the terms of the MDA, the Registrant acquired all beneficial ownership over the NPE shares in exchange for a purchase price of two million forty thousand dollars ($2,040,000). In lieu of a cash payment, the Registrant agreed to issue Mr. Manolos 11,383,929 restricted common shares, valued for purposes of the MDA at $0.1792 per share. In connection with the MDA, the Registrant became a party to a Shareholders Agreement by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. Additionally, the Registrant intends, upon completion of the terms and conditions of the Material Definitive Agreement, to control the production, manufacturing and distribution of both NPE and the Registrant’s products.

On February 16, 2021, we purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), from Alan Tsai, in exchange for the issuance of 1,436,368 common shares. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and the Registrant. By virtue of the transaction, the Registrant acquired 18.8% of the outstanding capital stock of NPE, bringing its total beneficial ownership in NPE to 56.5%. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. By virtue of its 56.5% ownership over NPE, the Company will control production, manufacturing and distribution of both NPE and Company products. In connection with the MDA, the Registrant became a party to a Shareholders Agreement by and among Edward Manolos, a director of the Company, Robert L. Hymers III, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations concerning operations, management,, including restrictions on the transfer of the Shares.

On February 16, 2021, the Company sold 1,133,334 registered common shares to accredited investors, realizing $68,000.

On February 18, 2021, the Company sold 683,333 registered common shares to an accredited investor, realizing proceeds of $41,000.

On February 28, 2021, the Company sold 153,000 Preferred Series B shares to an accredited investor, realizing proceeds of $153,000. The proceeds were not received until March 2021, and therefore no preferred stock shares were issued and outstanding as of February 28, 2021.

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

As of the quarter ended February 28, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of February 28, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Corporate Documents Section

3	Certificate of Incorporation	Incorporated by reference to the Company’s Form S-1 filed on August 26, 2019.

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.ii	By Laws	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.iii	Aidan & Co. Inc. Formation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.iv	Hemp You Can Feel, Inc. Formation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.v	Articles of Domestications Nevada	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.

3.vi	Certificate of Conversion Delaware	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.

3.vii	Certificates of Designation Series A Preferred Stock	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

4a.	Convertible Promissory Note	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

Material Contracts and Other

10.1	Executive Employment Agreement CEO Arman Tabatabaei	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.2	Change of Control Stock Purchase Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.3	Director Agreement – Robert L. Hymers III	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.4	Director Agreement - Dan Van Nguyen	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.

10.5	Director Agreement – Edward Manolos	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.6	Director Agreement – Mellissa Riddell	Incorporated by reference from the Company’s Form 8-K filed February 7, 2020

10.7	Director Agreement – Jim Riley	Incorporated by reference from the Company’s Form 8-K filed November 3, 2020 .

10.8	Private Placement Memorandum – July 3, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.9	Private Placement Memorandum – July 10, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.10	Private Placement Memorandum – July 16, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.11	Private Placement Memorandum – July 19, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.12	Private Placement Memorandum – August 15, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.13	Private Placement Memorandum – August 19, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.14	Property Lease 520 Grand Ave, Suite 320 Los Angeles, CA 90071	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.15	Property Lease 6130 S Avalon Ave Los Angeles, CA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.16	Resignation of Former CEO Garry McHenry	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.17	Settlement Agreement BOD Resolution Manolos/Nguyen/Others	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.18	Riddell/Kirby Agreements BOD Resolutions	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.19	Paladin Advisors SPA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.20	Costello SPA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.21	K&J SPA November 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.22	K&J SPA April 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.23	K&J SPA May 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.24	Eagle Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.25	Crown Bridge Note March 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.26	GW Holdings Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.27	Power Up Note December 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.28	Power Up Note February 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.29	BOD Action Acquisition of Action Nutraceuticals July 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.30	Hymers Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.31	Tabatabaei Note February 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.32	Tabatabaei Note Conversion	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.33	Pinnacle Consulting Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.34	Tabular Consulting Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.35	Crown Bridge Note 2nd tranche May 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.36	Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on February 20, 2020.

10.37	Modification Agreement; Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on June 18, 2020.

10.38	Management Agreement; Whisper Weed.	Incorporated by reference from the Company’s Form 8-K filed on July 24, 2020.

10.39	Stock Purchase Agreement; GHS Investments, LLC	Incorporated by reference from the Company’s Form 8-K filed on August 13, 2020.

10.40	Stock Purchase Agreement and Form of Convertible Promissory Note; Natural Plant Extract	Incorporated by reference from the Company’s Form 8-K filed September 1, 2020.

10.41	Share Exchange Agreement; Marijuana Company of America, Inc.	Incorporated by reference from the Company’s Form 8-K filed October 2, 2020.

10.42	Securities Purchase Agreement with Redstart Holdings Corp dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.43	Convertible Promissory Note with Redstart Holdings Corp. dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.44	Securities Purchase Agreement with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.45	Convertible Promissory Note with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.46	Ethos Technology Acquisition Agreement dated November 16, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.47	Securities Purchase Agreement with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.48	Convertible Promissory Note with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.49	Riddell Independent Director Agreement dated February 18, 2021	Incorporated by reference from the Company’s Form S-1 filed on February 26, 2021

10.50	Securities Subscription and Purchase Agreement between Registrant and BHP Capital NY, Inc.	Incorporated by reference from the Company’s Form 8-K filed on February 4, 2021

10.51	Securities Subscription and Purchase Agreement between Registrant and Platinum Point Capital, LLC.	Incorporated by reference from the Company’s Form 8-K filed on February 4, 2021

10.52	Stock Purchase Agreement with Edward Manolos dated January 27, 2021	Incorporated by reference from the Company’s Form 8-K filed on February 2, 2021

10.53	NPE Shareholder Agreement June 5, 2020	Incorporated by reference from the Company’s Form 8-K filed on September 1, 2020

10.54	Convertible Promissory Note with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 19, 2021

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director

