Form 10-Q
period 2021-05-31
CANNABIS GLOBAL, INC.
filed 2021-07-12
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2021.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Ste. 320
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common	CBGL	None

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[_]

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

As of the end of the quarterly reporting period ending May 31, 2021 there were 78,733,317 shares of the registrant's common stock outstanding.

As of July 12, 2021, there were 78,733,317 shares of the registrant’s common stock outstanding, respectively.

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended May 31, 2021

ITEM I — FINANCIAL STATEMENTS

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	May 31,	August 31,
	2021	2020

ASSETS
Current Assets:
Cash	$268,007	$2,338
Accounts Receivable	358,813	—
Notes receivable, current	100,800	—
Inventory	182,268	75,338
Total Current Assets	909,888	77,676

Machinery & Equipment- Net	1,433,408	25,406

Other Assets
Long-Term Investments	650,000	1,714,903
Intangible Assets	500,000	500,000
Right of Use Asset	607,306	—
Notes Receivable	41,000	—
Security Deposit	7,200	7,200
Goodwill	8,098,603	—

TOTAL ASSETS	$12,247,405	$2,325,185

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$624,486	$233,568
Accounts Payable - Related Party	11,137	1,139
Accrued Interest	209,843	33,301
Due to Joint Venture	135,000	—
Right of use liability, current	62,063	—
Notes payable, current	995,043	—
Convertible Notes, Net of Debt Discount of $1,772,267 and $678,246, respectively	1,103,654	1,866,872
Derivative Liability	3,585,535	1,125,803
Notes Payable - Related Party	613,617	499,788
Total Current Liabilities	7,340,378	3,760,471

Right of use liability, long term	545,243	—
Notes payable	786,001	—
Total Liabilities	8,671,622	3,760,471

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 6,000,000 shares Issued and
Outstanding at May 31, 2021 and August 31, 2020	600	600
Common Stock, par value $0.001,
500,000,000 shares Authorized, 78,733,317 and 27,082,419 shares Issued
and Outstanding at May 31, 2021 and August 31, 2020, respectively	78,731	2,708
Additional Paid-In Capital	10,882,705	4,618,168
Shares to be issued	1,360	187
Accumulated Deficit	(11,329,224)	(6,056,949)

Total Stockholder's Equity (Deficit) attributable to Cannabis Global, Inc.	(365,828)	(1,435,286)

Noncontrolling Interest	3,941,611	—
Total Stockholders' Equity (Deficit)	3,575,783	(1,435,286)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$11,640,099	$2,325,185

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

Revenue:
Products Sales	$940,491	$19,750	$970,717	$24,753
Consulting Revenue- Related Party	—	—	—	5,000
Total Revenue	940,491	19,750	970,717	29,753

Cost of Goods Sold	729,589	16,788	737,542	19,688
Gross Profit	210,902	2,962	233,175	10,065

Operating Expenses:
Advertising Expenses	16,234	80,705	66,758	96,399
Consulting Services	34,500	631,950	286,551	735,495
Professional Fees	235,521	355,692	415,416	637,806
General and Administrative Expenses	420,649	170,303	817,141	553,658
Total Operating Expenses	706,904	1,238,650	1,585,866	2,023,358

Operating Loss	(496,002)	(1,235,688)	(1,352,691)	(2,013,293)

Other Income (Expense)
Interest Expense	(3,630,290)	(283,448)	(6,336,773)	(836,901)
Changes in FV of Derivatives	1,410,329	(1,280,180)	2,719,241	(1,096,755)
Gain on Debt Cancellation	—	50,747		50,747
Other Income	—	—	1,642	—
Equity method loss	—	—	(211,376)	—
Total Other Income (Expense)	(2,219,961)	(1,512,881)	(3,827,266)	(1,882,909)

Net Loss	(2,715,963)	(2,748,569)	(5,179,957)	(3,896,202)

Net (income) loss attributable to noncontrolling interest	(92,318)	—	(92,318)	—

Net loss attributable to Cannabis Global, Inc.	$(2,808,281)	$(2,748,569)	$(5,272,275)	$(3,896,202)

Basic & Diluted Loss per Common Share	$(0.04)	$(0.22)	$(0.11)	$(0.31)

Weighted Average Common Shares
Outstanding	68,325,203	12,549,491	49,661,819	12,549,491

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE NINE MONTHS ENDED MAY 31, 2021

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Preferred Stock to be issued	Additional Paid In	Accumulated	Stockholders’ Equity Attributable to Cannabis	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Global Inc.	Interest	Equity
Balance, August 31, 2019	—	$—	12,524,307	$1,253	1,893,333	$189	$—	$1,187,574	$(1,127,601)	$61,415	$—	61,415
Common stock issued for services rendered	—	—	1,893,333	189	(1,893,333)	(189)	—	—	—	—		—
Shares Issued for Services	—	—	23,333	2				20,881		20,883		20,883
Stock based compensation	—	—	—	—	—	—	—	95,670	—	95,670		95,670
Proceeds from common stock subscriptions	—	—	203,333	20	—	—	—	74,980		75,000		75,000
Proceeds from common stock subscriptions - To be Issued	—	—	—	—	260,000	26	—	64,974	—	65,000		65,000
Discount on convertible note	—	—	—	—	—	—	—	20,000	—	20,000		20,000
Effects of Reverse stock-split			188,822	19				(19)		—		—
Net Loss									(385,437)	$(385,437)		(385,437)
Balance, November 30, 2019	—	—	14,833,128	$1,483	260,000	$26	$—	$1,464,060	$(1,513,038)	$(47,469)	$—	$(47,469)

CANNABIS GLOBAL INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE NINE MONTHS ENDED MAY 31, 2021

(continued)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Preferred Stock to be issued	Additional Paid In	Accumulated	Stockholders’ Equity Attributable to Cannabis	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Global Inc.	Interest	Equity
Common stock to be issued for investment	—	—	—	—	400,000	40	—	112,360		$112,400		112,400
Proceeds from common stock subscriptions - To be Issued			260,000	26	(260,000)	(26)	—	—		—		—
Stock based compensation	—	—	—	—	—	—	—	94,618		94,618		94,618
Net Loss	—	—	—	—	—	—	—	—	(762,196)	(762,196)	—	(762,196)
Balance, February 29, 2020	—	—	15,093,128	1,509	400,000	40	—	1,671,038	(2,275,234)	(602,647)	—	(602,647)

Proceeds from common stock subscriptions			1,222,941	122	—	—	—	159,878		$160,000		160,000
Common stock issued in settlement of convertible notes payable and accrued interest				—	694,900	695	—	—		695		695
Discount on convertible notes				—	—	—	—	340,066		340,066		340,066
Common stock issued for services rendered			750,000	75	2,100,000	210	—	737,040		737,325		737,325
Stock based compensation	—	—	—	—	—	—	—	97,772		97,772		97,772
Preferred stock issued	6,000,000	600		—		—	—	200		800		800
Net Loss	—	—	—	—	—	—	—	—	(2,748,569)	(2,748,569)	—	(2,748,569)
Balance, May 31, 2020	6,000,000	600	17,066,069	1,706	3,194,900	945	—	3,005,994	-5,023,803	-2,014,558	—	(2,014,558)

CANNABIS GLOBAL INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE NINE MONTHS ENDED MAY 31, 2021

(continued)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Preferred Stock to be issued	Additional Paid In	Accumulated	Stockholders’ Equity Attributable to Cannabis	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Global Inc.	Interest	Equity

Balance, August 31, 2020	6,000,000	600	27,082,419	2,708	1,871,858	$187	$—	$4,618,168	$(6,056,949)	$(1,435,286)	$—	$(1,435,286)
Stock based compensation			3,400,000	3,400				179,600	—	183,000	—	183,000
Proceeds from common stock subscriptions			510,204	510	89,796	90	0	(600)	—	0	—	0
Common stock issued for investment			7,222,222	7,222	—	—	—	642,778	—	650,000	—	650,000
Common stock issued in settlement of convertible notes payable and accrued interest			1,500,000	1,500				28,500	—	30,000	—	30,000
Discount on convertible notes									—	—	—	—
Preferred stock issued								—	—	—	—	—
Effects of Par value adjustment				24,372		1,683	—	(26,055)	—	—	—	—
Net Loss									$(353,224)	(353,224)	—	(353,224)
Balance, November 30, 2020	6,000,000	$600	39,714,845	$39,712	1,961,654	$1,960	$0	$5,442,391	$(6,410,173)	$(925,510)	$—	$(925,510)

CANNABIS GLOBAL INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE NINE MONTHS ENDED MAY 31, 2021

(continued)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Preferred Stock to be issued	Additional Paid In	Accumulated	Stockholders’ Equity Attributable to Cannabis	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Global Inc.	Interest	Equity
Stock based compensation	—	—	4,106,543	4,107	(600,000)	(600)		335,827	—	339,334	—	339,334
Proceeds from common stock subscriptions	—	—	6,516,667	6,517	—	—	0	384,483	—	391,000	—	391,000
Common stock issued for investment	—	—	12,820,297	12,820	—	—	—	2,209,355	—	2,222,175	3,849,293	6,071,468
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	3,047,335	3,047	—	—		213,682	—	216,729	—	216,729
Derivative impact of conversions	—	—	—	—	—	—	—	276,975	—	276,975	—	276,975
Net Loss	—	—	—	—	—	—		—	(2,110,770)	(2,110,770)	—	(2,110,770)
Balance, February 28, 2021	6,000,000	600	66,205,687	66,203	1,361,654	1,360	0	8,862,713	$(8,520,943)	409,933	3,849,293	4,259,226

Stock based compensation	—	—	500,000	500	—	—		70,933	—	71,433	—	71,433
Proceeds from common stock subscriptions	—	—	1,314,188	1,314	—	—	0	77,537	—	78,851	—	78,851
Common stock issued for investment	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	10,713,442	10,713	—	—		657,537	—	668,250	—	668,250
Derivative impact of conversions	—	—	—	—	—	—	—	1,213,985	—	1,213,985	—	1,213,985
Net Loss	—	—	—	—	—	—		—	(2,808,281)	(2,808,281)	92,318	(2,715,963)
Balance, May 31, 2021	6,000,000	600	78,733,317	78,731	1,361,654	1,360	0	10,882,705	$(11,329,224)	(365,829)	3,941,611	3,575,782

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(5,179,957)	(3,896,202)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash Interest Expense	5,784,092	841,870
Equity method loss from investments	211,376	—
Depreciation Expense	2,697	2,444
Stock Based Compensation	593,767	835,897
Changes in Fair Value of Derivative Liabilities	(2,719,241)	1,096,755
Changes In:
Accounts Receivable	(165,206)	(5,000)
Accounts Receivable - Related Party	—	(5,003)
Rent Deposit		—
Inventory	(106,930)	(36,752)
Other asset	20,447	—
Accounts Payable and accrued expenses	37,570	86,569
Accounts Payable - Related Party	9,998	(1,139)
Accrued Interest	190,300	25,576
Due to Joint Venture	135,000	—
Net Cash Used in Operating Activities	(1,186,087)	(1,054,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(9,511)	(3,500)
Cash acquired in acquisition	2,200	—
Net Cash Provided by Investing Activities	(7,311)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	469,851	300,000
Proceeds from convertible notes payable	1,891,000	691,269
Repayment of convertible notes payable	(854,500)	—
Repayment of notes payable	(47,284)	—
Proceeds from Note Payable - Related Party	—	—
Advances to related party	—	—
Net Cash Provided by Financing Activities	1,459,067	991,269

Net (Decrease) Increase in Cash	265,669	(67,216)
Cash at Beginning of Period	2,338	152,082

Cash at End of Period	268,007	84,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$301,135	$—
Income Taxes	$—	$—

Shares issued and loan incurred for acquisition of intangible assets	$650,000	$612,400
Common stock issued for acquisition of NPE	$2,872,175	$—
Increase in noncontrolling interest from acquisition of NPE	$3,849,293
Shares issued for conversion of notes payable and accrued interest	$914,979	$—
Gain on Debt Cancellation	$—	$50,747

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

(Unaudited)

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

On May 25, 2019, Lauderdale Holdings, LLC, a Florida limited liability company, and beneficial owner 70.7% of our issued and outstanding common stock, sold 130,000,000 common shares, to Mr. Robert Hymers, Mr. Edward Manolos and Mr. Dan Nguyen, all of whom were previously unaffiliated parties of the Company. Each individual purchased 43,333,333 common shares for $108,333 or an aggregate of $325,000. These series of transactions constituted a change in control.

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

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of July 12, 2021, the Company has not issued the common or preferred shares, and the business is in the development stage.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”). Pursuant to the Stock Purchase Agreement, the Company purchased from Hymers 266,667 shares of common stock of Natural Plant Extract of California Inc., a private California corporation (“NPE”), in exchange for $2,040,000. The purchased shares of common stock represents 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. In connection with the stock purchase agreement, we became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. On June 11, 2021, the Company and Hymers amended the stock purchase agreement to exchange the Registrant’s obligations to make monthly payments, for our issuance of a Convertible Note for the same amount, with principal and interest due on June 11, 2022. The Convertible Note also provides Hymers with the right to convert outstanding principal and interest into our common stock at a fixed price of $0.04 per share, unless, at the time the amounts due under this Note are eligible for conversion, the Securities and Exchange Commission has not enacted any amendment to the provisions of Rule 144(d)(iii) or other provision in a manner that would adversely affect the tacking of variable rate securities. In such event the Conversion Price shall equal 60% of the lowest trading price of the Company’s Common Stock for the 10 trading days immediately preceding the delivery of a Notice of Conversion to the Company. The Company also agreed, in the event that it determined to prepare and file a registration statement concerning its common stock, to include all the shares issuable upon conversion of this Note.

On September 30, 2020, the Company entered into a securities exchange agreement with Marijuana Company of America, Inc., a Utah corporation (“MCOA”). By virtue of the agreement, the Company issued 7,222,222 shares of its unregistered common stock to MCOA in exchange for 650,000,000 shares of MCOA unregistered common stock. The Company and MCOA also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. On June 9, 2021, the parties amended their securities exchange agreement to delete the lock up leak out agreement, and the requirement to conduct quarterly reviews of each party’s respective stock price for purposes of evaluating whether additional share issuances are required to maintain the value of exchanged common shares equal to $650,000. As consideration for the amendment, we issued MCOA 618,000 shares of restricted common stock. We issued the common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities.

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

On May 12, 2021, The Company and Marijuana Company of America (MCOA) agreed to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County and the State of California. We own a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California. As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. We agreed to provide use of our manufacturing and distribution licenses; access to the Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations. Our ownership of the joint venture was agreed to be 60% and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture were also agreed to be distributed as 60% to us and 40% to MCOA. MCOA contributed $135,000 of cash to the joint venture for its operations.

Current Business Operations

Cannabis Global manufactures and distributes various cannabis products via its majority ownership of Natural Plant Extract, Inc. and conducts research and development in the areas of hemp, cannabis and consumer food goods.

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

On April 9, 2021, we entered into a distribution agreement with Lynwood Roads Delivery, LLC (”LDR”). LRD owns a regulatory permit issued by the City of Lynwood permitting commercial retailer non-storefront operation in Lynwood, California. Under the terms of the agreement, the Company’s majority owned subsidiary, Natural Plant Extract of California, via is licensed Northern Lights Distribution, Inc. operation will distribute selected products for LDR.

On April 21, 2021, The Company began taking orders for its new product lines produced at the NPE facility, completing its initial product development phase.

On May 12, 2021, we entered into an agreement to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County and the State of California. The Registrant owns a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California. As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. We agreed to provide use of NPE’s manufacturing and distribution licenses; access to its Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations. Ownership of the joint venture was agreed to be 60% in us and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture was also agreed to be distributed as 60% to us and 40% to MCOA. Development of the joint venture is ongoing and is considered in the development stage.

Our research and development programs included the following:

1.	Development of new routes and vehicles for hemp extract and cannabinoid delivery to the human body.

2.	Production of unique polymeric nanoparticles and fibers for use in oral and dermal cannabinoid delivery.

3.	Research and commercialization of new methodologies to isolate and/or concentrate various cannabinoids and other substances that comprise industrial hemp oil and other extracts.

4.	Establishment of new methods to increase the bioavailability of cannabinoids to the human body utilizing nanoparticles and other proven bioenhancers, including naturally occurring and insect produced glycosides.

5.	Development of other novel inventions for the delivery of cannabinoids to the human body, which at this time are considered our trade secrets.

Note 2. Going Concern Uncertainties

During this financial reporting period, the Company reported revenues representing a significant historical increase over previous fiscal periods which we do not consider nominal as compared to previously disclosed revenues. Although our revenues are now growing, we are still not generating positive operational cash flow.

The Company has an accumulated deficit of $11,329,224 as of May 31, 2021. Furthermore, as shown in the accompanying financial statements for nine months ended May 31, 2021, the Company had a net loss of $5,179,957 and used cash in operations of $1,186,087. The Company expects to incur additional losses as it executes its business strategy in the cannabis, hemp and cannabinoid marketplaces. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Based on the Company’s current level of expenditures, management believes that cash on hand is not adequate to fund operations for the next twelve months. Management of the Company is estimating approximately $2,500,000 will be required over the next twelve months to fully execute its business strategy. These can be no assurance the Company will be able to obtain such funds.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Action Nutraceuticals, Inc. and Aidan & Co, Inc. and Natural Plant Extract of California, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of May 31, 2021, and August 31, 2020, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of May 31, 2021.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of May 31, 2021, and May 31, 2020, we had $0 and $0 allowance for doubtful accounts, respectively.

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. Stock-based compensation during the quarterly reporting period ended May 31, 2021 was $0.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending May 31, 2021 and February 28, 2021, we incurred no income taxes and had no liabilities related to federal or state income taxes.

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

Note 4. Net Loss Per Share

During three and nine months ending May 31, 2021 and May 31, 2020, the Company recorded a net loss. Basic and diluted net loss per share are the same for those periods. The dilutive weighted average shares for each period reported excludes the effect of shares issuable upon conversion of debt, as the effect would have been anti-dilutive. As of May 31, 2021, the Company carried convertible notes with a carrying value of $1,103,654 that are convertible into 43,842,930 shares of common stock.

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

Note 7. Acquisition of Natural Plant Extract of California, Inc.

On August 31, 2020 we issued a convertible promissory note pursuant to a Stock Purchase Agreement (the “SPA) with Robert L. Hymers, III (“Hymers”) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between us, or any of our affiliates or control persons and Hymers. Under the terms of the SPA, we acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, we agreed to: 1) pay Hymers twenty thousand dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. Hymers has the right at any time six (6) months after the issuance date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the common stock is then listed or traded, in no event shall we issue upon conversion of or otherwise pursuant to the note and the other notes issued, more than the maximum number of shares of common stock that we can issue pursuant to any rule of the principal United States securities market on which the common stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, we recorded an initial value of its investment in NPE of $1,714,903.

On June 11, 2021, we amended the material definitive agreement with Hymers. The amendment relieved us from having to make monthly payments of $20,000 to Hymers in exchange for our issuing a convertible promissory note to Hymers for the balance owed of $440,000.

On January 27, 2021, the Company acquired an additional 18.8% interest in NPE from Edward Manolos, a Director of the Company and a related party. The Company issued 11,383,929 shares of common stock, which had a fair value of $1,821,429.

On February 16, 2021, we purchased 266,667 shares of common stock of NPE from Alan Tsai, in exchange for the issuance of 1,436,368 common shares of the Company, with a fair value of $400,747. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and us. By virtue of the transaction, we acquired 18.8% of the outstanding capital stock of NPE, bringing our total beneficial ownership in NPE to 56.5%. The transfer of control constituted an acquisition of NPE by the Company (the “NPE Acquisition”). For the three month period following the one year anniversary of the closing date, Mr. Tsai has the sole and irrevocable option to require the Company to repurchase the common shares issued to Mr. Tsai. If the value of the shares at the time notice is given is less than $150,000, Mr. Tsai will receive $150,000. If the value of the shares at the time notices is given is greater than $150,000, then Mr. Tsai will receive the market value of the shares.

As a result of the transaction, we became party to a Shareholder Agreement with respect to our ownership over the NPE Shares, dated June 5, 2020, by and among Alan Tsai, Robert Hymers III, Betterworld Ventures, LLC (“BWV”), Marijuana Company of America, Inc. and NPE. The Joinder Agreement contains terms and conditions including, but not limited to: the ownership and management of NPE, rights of shareholders concerning the transfer of shares in NPE, pre-emptive rights, drag-along rights, confidentiality, and term and termination.

The NPE acquisition is being accounted for as a business combination under ASC 805 as a result of the transfer of control. Immediately prior to obtaining control, our total investment in NPE was adjusted to fair value of $3,684,347, resulting in a loss on investment of $359,391.

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

As a result of the NPE acquisition, we recognized a non-controlling interest as of the date of the acquisition of $3,849,293. Our consolidated revenues and net loss for the nine months ended May 31, 2021 included the results of operations since the acquisition date of NPE of $951,989 and net loss of $211,738, respectively. Our consolidated revenues and net loss for the three months ended May 31, 2021 included the results of operations since the acquisition date of NPE of $933,125 and net loss of $193,941, respectively

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and nine months ended May 31, 2021 and 2020 as if the NPE acquisition occurred on September 1, 2019. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	For the three months ended		For the nine months ended
	May 31, 2021 Pro Forma	May 31, 2020 Pro Forma	May 31, 2021 Pro Forma	May 31, 2020 Pro forma
Revenue	$1,041,495	$515,808	$1,920,357	$888,297
Operating loss	(1,777,302)	(1,303,011)	(2,122,931)	(2,266,320)
Net loss attributable to common shareholders of Cannabis Global	(3,997,263)	(2,807,892)	(6,781,353)	(4,319,901)
Net loss per common share	$(0.06)	$(0.11)	$(0.12)	$(0.17)

Note 8. Note Payable to Shareholders

On May 25, 2019, we issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,666.67. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 5- Notes Payable, Related Party and in the footnote outlining Related Party Transactions. Because of Mr. Manolos’ and Mr. Nguyen’s associations as directors, we consider these transactions transactions with related persons, promoters and certain control persons.

Note 9. Related Party Transactions

In October 2017 – August 31, 2018, we incurred a related party debt in the amount of $10,000 to an entity related to the legal custodian of the Company for professional fees. As of August 31, 2018, this balance was forgiven and was included as part of the $168,048 Cancellation of Debt Income on the Statement of Operations.

In November 30, 2017 – August 31, 2018, we issued a $35,554 in multiple notes payable to an entity related to the legal custodian of the Company. The notes payable bear interest at an annual rate of 10% and is convertible to common shares of the Company at $0.0001 per share. On May 8, 2018, $13,000 of the principal balance on notes payable were converted to common stock. The remaining principal balance was forgiven and included as Cancellation of Debt Income on the Income Statement for the year ended August 31, 2019.

In March 2018 and May 2018, a legal custodian of the Company funded the Company $600 in advances. On August 31, 2018, this amount was reclassified as a note payable, that bears interest at an annual rate of 10% and is payable upon demand.

In connection with the above notes, we recognized a beneficial conversion feature of $27,954, representing the intrinsic value of the conversion features at the time of issuance. This beneficial conversion feature was accreted to interest expense during the year ended August 31, 2018.

On May 25, 2019, we issued two notes payable to Company directors Edward Manolos and Dan Nguyen for loans made to the Company, each in the amount of $16,666.67 for a total balance of $33,334. The notes bear interest at 5% per annum and do not have a fixed payment schedule or maturity date. These notes are additionally described herein in Footnote 6 - Notes Payable.

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’ association as a director, the Company considers these transactions as transactions with related persons, promoters and certain control persons.

During the three months ended February 29, 2020, we issued two convertible promissory notes having an aggregate principal amount of $133,101 in exchange for accrued expenses owed to related parties, of which $79,333 is payable to the Company’s Chief Executive Officer and $53,768 is payable to our previous Chief Financial Officer, Robert L. Hymers III. The notes mature two years from the respective issuance date and bear interest at the rate of 10% per annum, payable at maturity. Mr. Hymers has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price of 50% of the average of the previous twenty (20) trading day closing prices of the Company’s common stock, subject to adjustment. As a result of the variable conversion prices, upon issuance, the Company recognized total debt discount of $133,101, which is being amortized to interest expense over the term of the notes. On May 22, 2020, Mr. Hymers converted the principal amount of $79,333 and interest of $2,608, for a total amount of $81,941.55 into 694,902 common shares. As of August 31, 2020, the carrying value of the remaining note with the former chief financial officer was $15,884, net of debt discount of $37,884 and accrued interest was $3,138.

On April 30, 2020, the Company entered into a settlement agreement with Robert L. Hymers III, its then Chief Financial Officer (the “CFO”), whereby Mr. Hymers resigned and we issued a promissory note for $30,000, which represented the remaining amount owed to the CFO for services rendered. The note matures December 31, 2020 and bears interest at the rate of 10% per annum, payable at maturity. Mr. Hymers has the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed conversion price of $0.02 per share, subject to adjustment. As a result of the beneficial conversion price, upon issuance, the Company recognized debt discount of $30,000, which is being amortized to interest expense over the term of the note. As of August 31, 2020, the carrying value of the note was $15,061, net of debt discount of $14,939 and accrued interest was $1,011.

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

On May 12, 2021, we entered into an agreement to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. Mr. Edward Manolos is a director of both parties to the agreement and this the agreement was an agreement between related parties. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County and the State of California. We own a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California. As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. We agreed to provide use of its manufacturing and distribution licenses; access to its Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations. Ownership of the joint venture was agreed to be 60% in us and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture was also agreed to be distributed as 60% in us and 40% to MCOA. Development of the joint venture is ongoing and is considered in the development stage.

On May 12, 2021, we entered into a material definitive agreement not made in the ordinary course of its business. The parties to the material definitive agreement are the Registrant and Marijuana Company of America, Inc., a Utah corporation (“MCOA”). Mr. Edward Manolos is a director of both the Company and MCOA, and thus agreement is between related parties. Previously, on September 30, 2020, the Registrant and MCOA entered into a Share Exchange Agreement whereby the Registrant acquired that number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of the Registrant’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date. For both parties, the Share Exchange Agreement contained a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of the parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

Complementary to the Share Exchange Agreement, Registrant and MCOA entered into a Lock-Up Agreement dated September 30, 2020 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance, and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month. On June 9, 2021, the parties amended their securities exchange agreement to delete the lock up leak out agreement, and the requirement to conduct quarterly reviews of each party’s respective stock price for purposes of evaluating whether additional share issuances are required to maintain the value of exchanged common shares equal to $650,000. As consideration for the amendment, we issued MCOA 618,000 shares of restricted common stock. We issued the common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities.

On May 12, 2021, the parties agreed to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County and the State of California. The Registrant owns a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California.

As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. The Registrant agreed to provide use of its manufacturing and distribution licenses; access to its Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations.

Ownership of the joint venture was agreed to be 60% in us and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture was also agreed to be distributed as 60% to us and 40% to MCOA.

Note 10. - Notes Payable

On May 25, 2019, we issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,666,67. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 7- Notes Payable, Related Party and in Footnote 11 – Related Party Transactions.

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

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. At maturity, on May 31, 2020, (i) the Company received forbearance agreements for the two tranches of $225,000 each whereby the maturity date was extended to July 15, 2020 and the interest rate was increased to 9%; and (ii) the $50,000 note and all accrued interest thereon, in the amount of $747, was forgiven. Accordingly, the Company recognized a gain for debt forgiveness of $50,747. On June 15, 2020, the Company entered into a modification agreement relative to the February 12, 2020 issued notes. Pursuant to the modification agreement, the Company issued a promissory note to Lantos in the amount of five hundred thousand dollars ($500,000). The Company may prepay the note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance. As of May 31, 2021, the carrying value of the notes was $450,000 and accrued interest payable was $46,750. As of August 31, 2020, the carrying value of the notes was $450,000 and accrued interest payable was $19,824.

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of May 31, 2021, the carrying value of the note was $100,000 and accrued interest payable was $10,389. As of August 31, 2020, the carrying value of the note was $100,000 and accrued interest payable was $4,405.

Note 11. Convertible Notes Payable

On March 19, 2020, we issued a convertible promissory note, payable in tranches, having an aggregate principal amount of $150,000, aggregate original issue discount (OID) of $15,000, and an aggregate of 468,750 three-year warrants exercisable at $0.48/share, which contain certain exercise price reset provisions in the event of dilutive issuances. The notes mature one year from the respective issuance date of each tranche and bear interest at the rate of 10% per annum, payable at maturity. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the lower of 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 25 trading days prior to: (i) the issuance date; or (ii) the conversion date. On March 19, 2020, the first tranche of $50,000, less OID of $5,000, was received, resulting in net proceeds to the Company of $45,000, and the Company issued 156,250 three-year warrants exercisable at $0.48 per share. On May 4, 2020, the second tranche of $25,000, less OID of $2,500, was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three-year warrants exercisable at $0.48 per share. On July 10, 2020, the third tranche of $25,000, less OID of $2,500 was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three year warrants exercisable at an initial price of $0.48 per share. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $75,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the nine months ended May 31, 2021, the Company repaid all principal and accrued interest in full.

On July 21, 2020, the Company issued a convertible promissory note with a principal amount of $78,750, with the Company receiving proceeds of $71,250 after original issue discount of $3,750 and deferred finance costs of $3,750. The note matures on July 21, 2021 and bears interest at 6% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 30 trading days prior to: the conversion date. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $78,750, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the nine months ended May 31, 2021, the note and accrued interest were repaid in full.

In August 2020, the Company issued two convertible promissory notes with an aggregate principal amount of $129,250, with the Company receiving proceeds of $117,500 after original issue discount of $11,750. The notes mature in May 2021 and bear interest at 10% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed price of $0.1005 per share of common stock. The conversion price may reset to a lower price if the Company issues common stock to any suppliers or vendors. As a result of the OID and the potential result for dilutive issuances, upon issuance, the Company recognized total debt discount of $129,250, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the nine months ended May 31, 2021, the two notes and accrued interest were repaid in full.

The Company also entered into common stock subscription agreements with this lender, totaling share issuances of 3,409,221 (of which 510,204 are to be issued as of August 31, 2020), for cash proceeds of $329,613. In connection with these subscriptions, the Company issued a convertible promissory note of $50,000 for no consideration. The note matures on August 7, 2021 and bears interest at 10$% and is convertible at a fixed price of $0.1631 per share, subject to potential rest in the event the Company issues shares to vendors or suppliers. The Company recognized total debt discount of $50,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the nine months ended May 31, 2021, the note and accrued interest was repaid in full.

During the nine months ended May 31, 2021, the Company issued four convertible promissory notes to a lender with an aggregate principal amount of $279,500, with the Company receiving proceeds of $267,000 after deferred finance costs of $12,500. The notes mature in August, September, October and December 2021 and bear interest at 8% per annum. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices of 63% of the two lowest trading prices during previous fifteen (15) trading day of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, the Company recognized total debt discount of $279,500, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the nine months ended May 31, 2021, the four notes with principal of $279,500 and accrued interest of $11,007 were repaid in full.

On September 2, 2020, the Company issued a convertible promissory note with an aggregate principal amount of $107,000, with the Company receiving proceeds of $100,000 after original issue discount of $5,000 and deferred finance costs of $2,000. The notes mature in September 2021 and bear interest at 12% per annum. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, upon issuance, the Company recognized total debt discount of $107,000, which is being amortized to interest expense through the maturity date. This note was repaid in full during the nine months ended May 31, 2021, together with accrued interest of $5,101.

On January 5, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $110,000, with an accredited investor. The note is convertible at a fixed conversion price of $0.005. In the event of default by the Company, or after the public announcement of a change of control transaction as defined in the agreement, the conversion price is $0.001. The Company received net proceeds of $97,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $110,000, which is being amortized to interest expense through the maturity date. As of May 31, 2021, the carrying value of the note was $58,828, net of discount of $51,172, and accrued interest was $4,400.

On January 12, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $115,500, with an accredited investor. The note is convertible beginning 61 days from issuance at a fixed conversion price of $0.10 per share or 60% or the lowest trading price for ten days prior to conversion in the event that the Company’s stock trades at less than $0.10 per share. The Company received net proceeds of $100,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $115,500, which is being amortized to interest expense through the maturity date. During the nine months ended May 31, 2021, the lender converted principal and accrued interest of $57,750 and $585 into 583,354 shares of common stock. As of May 31, 2021, the carrying value of the note was $101,735, net of discount of $13,765, and accrued interest was $3,813.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. As of May 31, 2021, the carrying value of the note was $55,144, net of discount of $160,356, and accrued interest was $8,352.

On January 26, 2021, the Company entered into a second Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. As of May 31, 2021, the carrying value of the note was $55,144, net of discount of $160,356, and accrued interest was $6,102.

On February 28, 2021 the Company filed a Certificate of Designation of Preferences, Rights of Series B Preferred Stock. The Series B Convertible Preferred stock has 1,000,000 shares authorized, has a par value of $0.001 per share and a stated value of $1.00. Each share of Series B Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default (as defined herein), the Dividend Rate shall automatically increase to twenty two percent (22%). Based on the terms of the Series B Preferred Stock Purchase Agreement, and in accordance with ASC 480-10, the instruments are accounted for as a liability. During the nine months ended May 31, 2021, the Company entered into four Series B Preferred Stock Purchase Agreements for an aggregate amount of $329,500, with an accredited investor. As of May 31, 2021, the carrying value of the liability was $60,660, net of discount of $268,840, and accrued interest was $4,852.

On March 8, 2021, the Company entered into a second Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. As of May 31, 2021, the carrying value of the notes was $49,479, net of discount of $165,521, and accrued interest was $4,948.

On March 16, 2021, the Company entered into a second Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. As of May 31, 2021, the carrying value of the note was $44,767, net of discount of $170,233, and accrued interest was $4,477.

On May 20, 2021, the Company entered into a second Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor. The note is convertible at 60% of the average of the three lowest trading prices for 15 days prior to conversion. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. As of May 31, 2021, the carrying value of the note was $3,918, net of discount of $126,082, and accrued interest was $313.

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

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Hymers Twenty Thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these transactions, the Company beneficially controls approximately 56.5% of the equity of NPE. After this transaction, a Better World Ventures LLC controls 40% of the equity interests in NPE and one other entity controls 3.5%. During the three months ended May 31, 2021, Robert Hymers elected to converted $576,000 of the principal on the $1,500,000 note into 9,600,000 shares of common stock in accordance with the terms of the agreement.

As of May 31, 2021, the Company was in default of the $540,000 note payable to Robert Hymers. On January 3, 2021, the Company entered into a settlement agreement with Robert Hymers concerning five delinquent payments totaling $100,000, whereby 1,585,791 shares of common stock were issued in settlement of those payments. As of February 28, 2021, the Company missed five additionally $20,000 payments, and remains in default of this agreement. On June 11, 2021, subsequent to the closing of the reported fiscal period ending on May 31, 2021, the Company entered into an agreement with Robert Hymers. As of the date of the amendment, the Company owed Mr. Hymers $440,000. The parties agreed to exchange the Company’s obligations to make monthly payments under the stock purchase agreement for a Convertible Note for the same amount. See Subsequent Events section.

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

At the issuance date of the convertible notes payable during the nine months ended May 31, 2021, the Company estimated the fair value of all embedded derivatives of $6,669,935 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 318% to 378%, (3) risk-free interest rate of 0.04% to 0.13%, and (4) expected life of 0.75 years to 1.5 years.

On May 31, 2021, the Company estimated the fair value of the embedded derivatives of $3,585,535 using the Black Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 318%, (3) risk-free interest rate of 0.01% to 0.05%, and (4) expected life of 0.3 to 1.25 years.

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

As of May 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of May 31, 2021 and August 31, 2020:

	May 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$3,385,535	$—	$—	$3,585,535

	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,125,803	$—	$—	$1,125,803

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended May 31, 2021:

Balance, August 31, 2020	$1,125,803
Transfers in due to issuance of convertible promissory notes	6,669,935
Transfers out due to repayments of convertible promissory notes	(1,721,125)
Transfers out due to conversions of convertible promissory notes	(1,490,962)
Change in derivative liability for the nine months ended May 31, 2021	(998,116)

Balance, May 31, 2021	$3,585,535

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

As of May 31, 2021, there were 78,733,317 shares of Common Stock issued and outstanding. As of the date of this filing, July 12, 2021, there were 78,733,317 shares of Common Stock issued and outstanding.

On June 17, 2021, the Company amended its articles of incorporation to increase the number of its authorized shares from 290 million to 500 million shares, par value $0.001 per share.

Note 14. Preferred Stock

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

As of the end of the three-month reporting period ending May 31, 2021, there were 670,750 shares of Series B Convertible Preferred Stock issued and outstanding.

Note 15. Subsequent Events

Subsequent to May 31, 2021, the Company repaid two convertible notes payable with aggregate principal of $47,009.22.

On June 9, 2021, the Company entered into an amendment of a material definitive agreement previously entered into on September 30, 2020. The parties to the amended agreement are the Registrant and Marijuana Company of America, Inc. There is no material relationship between the Registrant and Marijuana Company of America, Inc. other than with respect to the material definitive agreement. The Registrant and Marijuana Company of America amended the previously disclosed share exchange agreement to:

(i) jointly waive the provisions of a lock up leak out agreement applicable to the share exchange. The lock up leak out agreement prevented sale of the exchanged stock for a period of 12 months following issuance, and limited the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month; and,

(ii) delete Article II, Sections 2.3 and 2.4 providing for quarterly review of each parties stock price, possibly resulting in additional issuances of shares of common stock to true up the Parties respective holdings of exchanged shares in the event that the Parties price for its respective common stock yielded a value of less than $650,000.

The amended agreement also required the Company to issue an additional 618,000 shares of unregistered common stock to Marijuana Company of America, Inc., in consideration for a release of claims related to the Registrant’s failure to conduct quarterly reviews pursuant to Article II, Sections 2.3 and 2.4.

On June 11, 2021, the Registrant and Robert L. Hymers, III amended a material definitive agreement originally entered into on August 31, 2020, previously reported on Form 8-K on September 1, 2020. The August 31, 2020 agreement obligated the Registrant to pay Mr. Hymers $20,000 per month, to retire a $540,000 debt connected to a stock purchase agreement, whereby the Registrant acquired 266,667 shares of common stock of Natural Plant Extract of California Inc. As of the date of the amendment, the Registrant owed Mr. Hymers $440,000. The parties agreed to exchange the Registrant’s obligations to make monthly payments under the stock purchase agreement for a Convertible Note for the same amount with a conversion price of $0.04 per share.

On June 11, 2021, director Jim Riley resigned. Mr. Riley did not hold any other positions with the Registrant, and did not participate in any committee of the board. Mr. Riley’s decision to resign as director was not due to any disagreement with the Registrant.

On June 16, 2021, the Company sold a convertible note to an accredited investor for proceeds of $135,000 at 8% per annum with a maturity date of June 16, 2022 with a Variable Conversion Price at a discount rate of 35% for the average of the two (2) lowest Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On June 17, 2021, the Company amended its articles of incorporation to increase the number of its authorized shares from 290 million to 500 million shares, par value $0.001 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2021, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Description of Business

 Cannabis Global operates multiple cannabis businesses in California and hemp-related business in the United States. The Company also has an active research and development program in the areas of cannabis and hemp.

The Company operates and manages Natural Plant Extract of California, Inc. (NPE) which operates a licensed cannabis manufacturing and distribution business in Lynwood, California, holding a Type 7 California Manufacturing and a distribution license, allowing for cannabis product distribution anywhere in the state. We plan to use the Lynwood NPE operation, combined with our internally developed technologies, as a testbed to launch multi-state operations as soon as possible after the expected removal of cannabis as a Scheduled substance from the federal CSA is completed, and interstate commerce in cannabis is approved by the federal government. The Company recently commenced operations at the NPE facility effective immediately with emphasis on product manufacturing and distribution. The Company began taking customer orders for its product manufactured by NPE on April 21, 2021. These products included several types of cannabis products.

The Company also operates Northern Lights Distribution, Inc. (NLD) out of its Lynwood facility. During April of 2021, the Company signed a distribution agreement relating to the distribution of cannabis and products containing cannabis with a local licensed, permitted and compliant, cannabis delivery services. The Company is seeking to further expand its business opportunities for both NPE and NLD for its Lynwood location.

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

Trade Mark – Gummies You Can Feel™. The Company received a Notice of Allowance from the USPTO on March 24, 2020. The U.S. Serial Number for the trademark is 88590925.

Trade Mark – Comply Bag™. During January of 2021, the Company filed a trademark application with the U.S. Patent and Trademark Office (USPTO) for its Comply Bag™ trade name.

There can be no assurance any trademark protection will be provided, or that we will be successful in protecting our trademarks if issued.

Hemp You Can Feel Products

The Hemp You Can Feel product line consists of hemp infused foods and beverages. The infusion technologies utilized are a combination on water-soluble preparations invented by the Company’s internal partner research teams.

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

Sales and Marketing

The Company recently began sales and marketing activities for its products, with new products being released for sales on April 21, 2021. The Company primarily plans to market its non-psychoactive products via its own brands and plans to sell its psychoactive products into permitted and licensed entities only within the State of California.

Competition

We operated and are entering markets that are highly competitive.

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

Relative to our non-psychoactive cannabis extract powdered drink business, there are relatively few market participants in this sector, but management of the Company believes the competitive situation will advance quickly over the coming months as new companies target this potentially lucrative market opportunity. Additionally, while large beverage industry participants have yet to launch products in this area, we believe such market entrances are likely as the regulatory environment is clarified by the FDA. This could significantly afect our ability to achieve market success.

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

Employees

As of May 31, 2021, we have three employees, including Arman Tabatabaei, our chief executive officer and chief financial officer. The Company also relies on the services of multiple contractors and service providers that perform various R&D, operational and financial related services for the organization.

Results of Operations

For the Three months Ended May 31, 2021 and May 31, 2019

Company revenues for the quarterly financial period ending May 31, 2021, were $940,491 compared to $19,750 reported during the quarterly financial period ending May 31, 2020. The increase was attributable to several factors, including: 1) inclusion of consolidated revenues after acquiring a controlling position in Natural Plant Extract of California, Inc. While quarterly financial period ending May 31, 2021 reports NPE related revenues, no such revenues were included during the quarterly financial period ending May 31, 2020, 2) reorganization of our distribution business and the signing of new customer accounts, and 3) beginning of contract manufacturing for cannabis products.

During the financial period ending May 31, 2021, cost of goods sold was $729,589 compared to $16,788 for the year earlier period. The increase was mainly attributable the inclusion of consolidated revenues and associated costs of goods sold after acquiring a controlling position in Natural Plant Extract of California, Inc. While quarterly financial period ending May 31, 2021 reports NPE related revenues, no such revenues and cost of goods sold were included during the quarterly financial period ending May 31, 2020,

During the financial period ending May 31, 2021, the Company decreased operating expense to $706,904 from $1,238,650 for the financial period ending May 31, 2020. These decreases were mainly attributable to lower fees for consulting services and professional fees. These decreases were offset by an increase on general and administrative fees to $420,649 for the financial period ending May 31, 2021 compared to only $170,303 for the financial period ending May 31, 2020. The increase in general and administrative fees was primarily due to the reorganization of business activities after assuming control of NPE.

Interest expenses for the financial period ending May 31, 2021 were $3,630,290 compared to $283,448 for the financial period ending May 31, 2020. The increase was attributable to high levels of funding obtain to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the financial period ending May 31, 2021, net loss was $2,715,963 compared to net loss of $2,748,569 for the financial period ending May 31, 2020. The increase the relative net loss was mainly attributable to the higher cost of goods sold and the increases in interest expenses incurred, which are only partially offset by the increases in revenues.

The net loss financial period ending May 31, 2021, results in a loss per share of $0.04, compared to a loss of $0.22 per share during the same period one-year ago.

For the Nine Months Ended May 31, 2021 and May 31, 2020

 Company revenues for the nine-month quarterly financial period ending May 31, 2021, were $970,717 compared to $24,753 reported during the nine-month financial period ending May 31, 2020. The increase was attributable to several factors, including: 1) inclusion of consolidated revenues after acquiring a controlling position in Natural Plant Extract of California, Inc. While quarterly financial period ending May 31, 2021 reports NPE related revenues, no such revenues were included during the quarterly financial period ending May 31, 2020, 2) reorganization of our distribution business and the signing of new customer accounts, and 3) the beginning of contract manufacturing for cannabis products.

During the nine-month financial period ending May 31, 2021, cost of goods sold was $737,542 compared to $19,688 for the year earlier period. The increase was mainly attributable the inclusion of consolidated revenues and associated costs of goods sold after acquiring a controlling position in Natural Plant Extract of California, Inc. While quarterly financial period ending May 31, 2021 reports NPE related revenues, no such revenues and cost of goods sold were included during the quarterly financial period ending May 31, 2020,

During the nine-month financial period ending May 31, 2021, the Company decreased operating expense to $1,585,866 from $2,023,358 for the nine-month financial period ending May 31, 2020. These decreases were mainly attributable to lower fees for consulting services and professional fees.

Interest expenses for the nine-month financial period ending May 31, 2021 were $6,336,773 compared to $836,901 for the nine-month financial period ending May 31, 2020. The increase was attributable to increased funding obtain to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the nine-month financial period ending May 31, 2021, net loss was $5,179,957 compared to net loss of $3,896,202 for the nine-month financial period ending May 31, 2020. The increase the relative net loss was mainly attributable to the higher cost of goods sold and the increases in interest expenses incurred, which are only partially offset by the increases in revenues.

The net loss nine-month financial period ending May 31, 2021, results in a loss per share of $0.11, compared to a loss of $0.31 per share during the same period one-year ago.

Liquidity and Capital Resources

As of May 31, 2021 and August 31, 2020 our cash and cash equivalent balances were $268,007 and $2,338, respectively.

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

On February 28, 2021, the Company sold 153,000 Preferred Series B shares to an accredited investor, realizing proceeds of $153,000. The proceeds were not received until March 2021, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On March 19, 2021, the Company sold 78,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $78,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On April 22, 2021, the Company sold 53,750 Preferred Series B shares to an accredited investor, realizing gross proceeds of $53,750, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On May 27, 2021, the Company sold 43,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $43,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On March 8, 2021, the Company sold a convertible note with a face value of $215,000. The note carries interest at 10% annually with a maturity date of March 8, 2022 with a Conversion Price that shall be equal to the lesser of $0.10 per share (the “Fixed Conversion Price”), or seventy percent (70%) of the average the three (3) lowest traded prices during the twenty (20) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date.

On March 16, 2021, the Company sold a convertible note with a face value of $215,000. The note carries interest at 10% annually with a maturity date of March 16, 2022 with a Conversion Price that shall be equal to the lesser of $0.10 per share (the “Fixed Conversion Price”), or seventy percent (70%) of the average the three (3) lowest traded prices during the twenty (20) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date.

On March 25, 2021, the Company sold 1,314,188 registered common shares at a price of $0.06 for a total purchase price of $78,851.28 from the Registration Statement effective November 19, 2020.

On May 20, 2021, the Company sold a convertible note to an accredited investor for proceeds of $130,000 at 8% per annum with a maturity date of May 20, 2022 with a Conversion Price of Common Stock equal to 60% of the lowest trading price of the Common Stock which the Company’s shares are traded for the fifteen prior trading days of Notice of Conversion.

On June 16, 2021, the Company sold a convertible note to an accredited investor for proceeds of $135,000 at 8% per annum with a maturity date of June 16, 2022 with a Variable Conversion Price at a discount rate of 35% for the average of the two (2) lowest Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Other Contractual Obligations

Our Company entered into a one-year lease during August of 2019 for a commercial food production facility located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month through September of 2020. Subsequent to the end of the financial reporting period, ending May 31, 2021, the Company agreed to extend the lease for commercial food production facility located in Los Angeles, California, on a month-to-month basis. As of May 31, 2021, the obligation was completed with the month-to-month contact ending in that date.

On June 5, 2020, the Company entered into an Assignment and Amendment to Commercial Lease Agreement whereby it leased commercial property located at 11116 Wright Road, Los Angeles, CA 90262. The monthly rent is $11,000 per month. The lease terminates on June 30, 2022. The premises is used in connection with NPE’s operations including Cannabis delivery and operation in accordance with applicable city, county and California state law including, but not limited to, the state cannabis licensing and program rules and local ordinances.

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

As of the quarter ended May 31, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of May 31, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 2019, the Company filed suit against Jeet Sidhru and Jatinder Bhogal in the District Court of Clark County Nevada, Case number A-19-805943-C. Mr. Sidhru and Mr. Bhogal were formerly directors and officers of the Company. The Company’s complaint alleges that Mr. Sidhru and Mr. Bhogal breached their fiduciary duties to the Company, including their fiduciary duties of due care, good faith and loyalty, by recklessly and intentionally failing to maintain the Company’s statutory corporate filings with the State of Nevada, OTC Markets and the U.S. Securities and Exchange Commission, and abandoning the Company and its shareholders. The Company’s complaint also alleges that Mr. Sidhru and Mr. Bhogal engaged in conflicted transactions involving the Company, in which each were unjustly enriched. Progress of the action was significantly delayed due to the Covid-19 pandemic. Further, the Company’s retained counsel abandoned the case and his representation of the Company without notice or communication to the Company. As a result, the court dismissed the action without prejudice. The Company intends on re-filing the action.

Item 2. Sales of Unregistered Securities

On March 19, 2021, the Company sold 78,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $78,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

On April 22, 2021, the Company sold 53,750 Preferred Series B shares to an accredited investor, realizing gross proceeds of $53,750, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

On May 27, 2021, the Company sold 43,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $43,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits

Corporate Documents Section

3	Certificate of Incorporation	Incorporated by reference to the Company’s Form S-1 filed on August 26, 2019.

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.ii	By Laws	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.iii	Aidan & Co. Inc. Formation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.iv	Hemp You Can Feel, Inc. Formation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.v	Articles of Domestications Nevada	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.

3.vi	Certificate of Conversion Delaware	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.

3.vii	Certificates of Designation Series A Preferred Stock	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

4a.	Convertible Promissory Note	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

Material Contracts and Other

10.1	Executive Employment Agreement CEO Arman Tabatabaei	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.2	Change of Control Stock Purchase Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.3	Director Agreement – Robert L. Hymers III	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.4	Director Agreement - Dan Van Nguyen	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.

10.5	Director Agreement – Edward Manolos	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.6	Director Agreement – Mellissa Riddell	Incorporated by reference from the Company’s Form 8-K filed February 7, 2020

10.7	Director Agreement – Jim Riley	Incorporated by reference from the Company’s Form 8-K filed November 3, 2020 .

10.8	Private Placement Memorandum – July 3, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.9	Private Placement Memorandum – July 10, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.10	Private Placement Memorandum – July 16, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.11	Private Placement Memorandum – July 19, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.12	Private Placement Memorandum – August 15, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.13	Private Placement Memorandum – August 19, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.14	Property Lease 520 Grand Ave, Suite 320 Los Angeles, CA 90071	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.15	Property Lease 6130 S Avalon Ave Los Angeles, CA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.16	Resignation of Former CEO Garry McHenry	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.17	Settlement Agreement BOD Resolution Manolos/Nguyen/Others	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.18	Riddell/Kirby Agreements BOD Resolutions	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.19	Paladin Advisors SPA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.20	Costello SPA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.21	K&J SPA November 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.22	K&J SPA April 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.23	K&J SPA May 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.24	Eagle Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.25	Crown Bridge Note March 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.26	GW Holdings Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.27	Power Up Note December 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.28	Power Up Note February 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.29	BOD Action Acquisition of Action Nutraceuticals July 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.30	Hymers Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.31	Tabatabaei Note February 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.32	Tabatabaei Note Conversion	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.33	Pinnacle Consulting Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.34	Tabular Consulting Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.35	Crown Bridge Note 2nd tranche May 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.36	Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on February 20, 2020.

10.37	Modification Agreement; Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on June 18, 2020.

10.38	Management Agreement; Whisper Weed.	Incorporated by reference from the Company’s Form 8-K filed on July 24, 2020.

10.39	Stock Purchase Agreement; GHS Investments, LLC	Incorporated by reference from the Company’s Form 8-K filed on August 13, 2020.

10.40	Stock Purchase Agreement and Form of Convertible Promissory Note; Natural Plant Extract	Incorporated by reference from the Company’s Form 8-K filed September 1, 2020.

10.41	Share Exchange Agreement; Marijuana Company of America, Inc.	Incorporated by reference from the Company’s Form 8-K filed October 2, 2020.

10.42	Securities Purchase Agreement with Redstart Holdings Corp dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.43	Convertible Promissory Note with Redstart Holdings Corp. dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.44	Securities Purchase Agreement with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.45	Convertible Promissory Note with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.46	Ethos Technology Acquisition Agreement dated November 16, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.47	Securities Purchase Agreement with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.48	Convertible Promissory Note with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.49	Riddell Independent Director Agreement dated February 18, 2021	Incorporated by reference from the Company’s Form S-1 filed on February 26, 2021

10.50	Securities Subscription and Purchase Agreement between Registrant and BHP Capital NY, Inc.	Incorporated by reference from the Company’s Form 8-K filed on February 4, 2021

10.51	Securities Subscription and Purchase Agreement between Registrant and Platinum Point Capital, LLC.	Incorporated by reference from the Company’s Form 8-K filed on February 4, 2021

10.52	Stock Purchase Agreement with Edward Manolos dated January 27, 2021	Incorporated by reference from the Company’s Form 8-K filed on February 2, 2021

10.53	NPE Shareholder Agreement June 5, 2020	Incorporated by reference from the Company’s Form 8-K filed on June 15, 202

10.54	Exchange Agreement and Convertible Note - Robert Hymers	Incorporated by reference from the Company’s Form 8-K filed on June 15, 2021

10.55	Jim Riley Director Resignation Letter	Incorporated by reference from the Company’s Form 8-K filed on June 15, 202

10.56	Amendment to Exchange Agreement - Marijuana Company of America	Incorporated by reference from the Company’s Form 8-K filed on June 11, 2021

10.57	Joint Venture Agreement - MCOA	Incorporated by reference from the Company’s Form 8-K filed on May 18, 202

10.58	Lease between Valwood Group, LLC and Lynwood Roads Delivery dated July 1, 2020	Filed herewith

10.59	Assignment and Amendment of Commercial Lease Agreement between Imperial Diversified Holdings, LLC, Valwood Group, LLC and Natural Plant Extract of California, Inc.	Filed herewith

10.60	Convertible Promissory Note dated March 8, 2021	Filed herewith

10.61	Convertible Promissory Note dated March 16, 2021	Filed herewith

10.62	Securities Purchase Agreement dated March 25, 2021	Filed herewith

10.63	Convertible Promissory Note dated June 16, 2021	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 12, 2021

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director

62