Form 10-K
period 2021-08-31
CANNABIS GLOBAL, INC.
filed 2021-12-14
CIK 1413488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended August 31, 2021
Or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	83-1754057 (I.R.S. Employer Identification No.)
520 S. Grand Avenue, Suite 320 Los Angeles, California (Address of principal executive offices)	90071 (Zip Code)

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

As of August 31, 2021, the end of 2021 fiscal year, there were 84,940,028 shares of the registrant’s common stock outstanding.

As December _, 2021, there were 134,055,661 shares of the registrant’s common stock outstanding.

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

Company History

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

On June 25, 2015, our majority shareholders and directors abandoned the Company, resulting in our corporate charter in Nevada to be revoked. On August 21, 2017, Custodial Management, LLC, a shareholder of the Company, filed a complaint with the Eighth Judicial District Court of Nevada for custodianship over the corporation (Case No. A-17-760130-P). The Court granted a receivership over the Company and Custodial Management brought the Company back into compliance with the State of Nevada and the 1934 Securities and Exchange Act.

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

2019 Developments to Date

On July 1, 2019, the Company entered into a 100% business acquisition with Action Nutraceuticals, Inc., a company owned by our CEO, Arman Tabatabaei in exchange for $1,000 (see “Related Party Transactions”).

On April 18, 2020, we formed a subsidiary Hemp You Can Feel, Inc., a California corporation (“HYCF”), as a wholly owned subsidiary of the Company. HYCF is focused on the research and development of industrial hemp and industrial hemp-based CBD products. HYCF’s operations are currently suspended pending regulatory guidance from the U.S. Food and Drug Administration regarding hemp and CBD, as is more fully discussed in this filing.

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

RXLeaf Marketing and Sales Agreement

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

Whisper Weed Development Stage Project

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90-day period. The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of December 10, 2021, the Company has not issued the common or preferred shares, and the business is in the development stage. The management agreement may be terminated, at the unanimous election of the Whisper Weed Board of Directors upon the occurrence of any event, or the existence of any condition beyond the reasonable control of the parties, which prevents the business operation outlined in the agreement from functioning in a manner consistent with the purpose of the agreement or to otherwise to make it impossible to carry out its purpose, and such event or condition cannot be corrected within a reasonable time, at a reasonable expense.

Our Acquisition of a Controlling Interest in Natural Plant Extract of California

We acquired 56.5% of Natural Plant Extract of California, Inc. (“NPE”) in the following three transactions. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California.

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”). Pursuant to the Stock Purchase Agreement, the Company purchased from Hymers 266,667 shares of common stock of NPE in exchange for $2,040,000. The purchased shares of common stock represent 18.8% of the outstanding capital stock of NPE on a fully diluted basis. In connection with the stock purchase agreement, we became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. On June 11, 2021, the Company and Hymers amended the stock purchase agreement to exchange the Registrant’s obligations to make monthly payments, for our issuance of a Convertible Note for the same amount, with principal and interest due on June 11, 2022. The Convertible Note also provides Hymers with the right to convert outstanding principal and interest into our common stock at a fixed price of $0.04 per share, unless, at the time the amounts due under this Note are eligible for conversion, the Securities and Exchange Commission has not enacted any amendment to the provisions of Rule 144(d)(iii) or other provision in a manner that would adversely affect the tacking of variable rate securities. In such event the Conversion Price shall equal 60% of the lowest trading price of the Company’s Common Stock for the 10 trading days immediately preceding the delivery of a Notice of Conversion to the Company.

On January 27, 2021, we entered into a stock purchase agreement with Edward Manolos, our director and related party. Pursuant to the MDA, the Company purchased from Mr. Manolos 266,667 shares of common stock of NPE, representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. Under the terms of the stock purchase agreement, we acquired all beneficial ownership over the NPE shares in exchange for a purchase price of two million forty thousand dollars ($2,040,000). In lieu of a cash payment, we agreed to issue Mr. Manolos 11,383,929 restricted common shares, valued at $0.1792 per share.

On February 16, 2021, we purchased 266,667 shares of common stock of NPE from Alan Tsai, in exchange for the issuance of 1,436,368 common shares. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and the Registrant. By virtue of the transaction, we acquired 18.8% of the outstanding capital stock of NPE, bringing our total beneficial ownership in NPE to 56.5%. By virtue of our 56.5% ownership over NPE, we control production, manufacturing, and distribution of both NPE and Company products.

Comply Bag

On November 16, 2020, we entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a development stage business in the process of entering the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is our director and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, our director, and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each. At the closing we sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on the closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. We issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder since it was an isolated issuance and did not involve a public offering of securities.

Northern Lights Distribution Agreement

In April, 2021, we signed a cannabis distribution agreement with Northern Lights Distribution, Inc. (NLD), a wholly owned subsidiary of NPE. NLD has a California cannabis distribution agreement allowing it to distribute cannabis and cannabis products in California.

Joint Venture with Marijuana Company of America

On May 12, 2021, The Company and Marijuana Company of America (MCOA) agreed to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County, and the State of California. We own a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California. As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. We agreed to provide use of our manufacturing and distribution licenses; access to the Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations. Our ownership of the joint venture was agreed to be 60% to us and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture were also agreed to be distributed as 60% to us and 40% to MCOA. MCOA contributed $135,000 of cash to the joint venture for its operations. The joint venture may be terminated by the unanimous election of the board of directors and shareholders; if an unforeseeable event occurs which prevents the joint venture from carrying out its purpose; or, if events otherwise occur which prevents the joint venture from carrying out its purpose, and those events cannot be corrected in a reasonable amount of time.

Business Overview

Current Operations

Natural Plant Extract of California, Inc.

The Company operates and manages Natural Plant Extract of California, Inc. (NPE) which holds two active California cannabis licenses: (i) a Type 7 Manufacturing License; and, (ii) a Distribution License. These licenses allow NPE to distribute cannabis products in the State of California. Our operations at the NPE facility emphasize product manufacturing and distribution. We began taking customer orders for products manufactured at the NPE facility on April 21, 2021. These products included several types of cannabis products, including:

•	Cannabis flower packaged in various weights, which are sold to California licensed cannabis retailers and distributors;
•	Cannabis Pre-rolls, which are sold to California licensed cannabis retailers and distributors; and,
•	Cannabis edible products, which are sold to California licensed cannabis retailers and distributors

The cannabis products are Schedule 1 Controlled Substances under the Controlled Substances Act, and so are illegal under federal law.

Our sales from the above product categories amount to 97% of our operating revenues. Our cannabis research and development efforts have not generated material revenue as of the date of this filing.

Comply Bag™

Comply Bag™ features a multi-layer, low-density polyethylene outer shell that protects valuable shipments and allows manufacturers, buyers, and processors full view of contents to assess quality. Each Comply Bag™ contains financial institution-grade tamper-evident seams, self-sealing closures, and sequential numbering to ensure what is sent is what is received. In addition, because all U.S. states have implemented specific regulations for the tracking and tracing of cannabis shipments from seed to sale, Comply Bags™ features regulator demanded tracking features, such as those required in the California Cannabis Track-and-Trace (CCTT) system, including Unique Identifier Tags (UID) mandated by California via its contracted service provider, METRC, Inc. The Comply Bag™ is currently available for purchase.

Cannabis-Related Research and Development

We also have an active research and development program primarily focused on creating and commercialize engineered technologies delivering hemp extracts and cannabinoids to the human body. Additionally, we invest, or provide managerial services, in specialized areas of the regulated hemp and cannabis industries.

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

The Company owns no issued patents. The Company’s patent activity to date is disclosed below. There are two categories of patents: (i) expired provisional patent applications which the Company now maintains as trade secrets; and, (ii) filed patent applications currently pending review by the U.S. Patent and Trademark Office (U.S.P.T.O.) and the International Patent Cooperation Union.

Expired Provisional Patents

A provisional patent application is a document issued by the U.S.P.T.O., that helps protect a new invention from being copied during the 12-month period before a formal patent application is filed. It is intended to give an inventor time to explore the idea, test its commercial feasibility, or refine a product before committing to the expensive and time-intensive process of a formal application. The Company filed the following provisional patent applications but chose not to pursue the filing of formal patent applications. The provisional patents thus lapsed 12 months after each respective filing, and the Company now maintains the intellectual properties related to each expired provisional patent application as a trade secret. Each of the following provisional patent applications were filed with the U.S.P.T.O.

Cannabinoid Delivery System and Method of Making

This provisional patent was filed September 13, 2019 (U.S. #62/900,181). A formal patent application was required to be filed by September 13, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Water Soluble Compositions With Enhanced Bioavailability

This provisional patent was filed September 24, 2019 (U.S. #62/905,129). A formal patent application was required to be filed by September 24, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Printed Shape Changing Article for the Delivery of Cannabinoids

This provisional patent was filed October 1, 2019 (U.S. #62/909,189). A formal patent application was required to be filed by October 1, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Electrosprayed and Electrospun Cannabinoid Compositions

This provisional patent was filed November 4, 2019 (U.S. #62/930,358). A formal patent application was required to be filed by November 4, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Cannabinoid Enriched Composition and Method of Treating a Medical Condition Therewith

This provisional patent was filed December 11, 2019 (U.S. #62/946,894). A formal patent application was required to be filed by December 11, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Article, Method and Apparatus for Producing a Cannabinoid Enriched Beverage

This provisional patent was filed January 16, 2020 (U.S. #62/962,040). A formal patent application was required to be filed by January 16, 2021. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Printed Shape Changing Article for Delivery of Cannabinoids

This provisional patent was filed September 23, 2020 U.S. (#62/082,399). A formal patent application was required to be filed by September 23, 2021. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Filed Pending Patent Applications

A Cannaboside Composition and Method to Produce

This patent application was filed on January 18, 2021 (U.S.P.T.O. #17/151,607) and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2021/013830). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. This patent application seeks protection for a method to allow the easier mixing of cannabis into foods and beverages. Generally, cannabis extracts are oil-based and do not mix well with water-based foods and beverages. The technology invented by the company involves feeding oil-based cannabis extracts to insects. The insects then process the extracts through their bodies resulting in water-based compounds being excreted in the insect bodies. These newly created water-soluble compounds can then be harvested for use in foods, beverages, or pharmaceuticals. The patent claims coverage of both the process to create the compounds, and the use of the compounds in foodstuffs and pharmaceutical preparations.

Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce

This patent application was filed on November 4, 2020 (U.S.P.T.O. #17/089,497 and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2020/058937). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. The compositions invented by the company are nanoparticles and nanofibers made from cannabinoids. Nanoparticles and nanofibers are very small units of a substance. In the case of the technologies invented by the company, the units of cannabinoids created are in the areas between 100 nanometer and 700 nanometers wide. One nanometer is equal to one billionth of a meter. It is thought that cannabinoids of these sizes are more available to the human body and can be utilized in a host of different product applications to increase efficacy. An added feature of the invented technology is that the nanoparticles and nanofibers are based on all natural ingredients. This differs, in the company's opinion, significantly from other preparations that previously existed. Considering growing consumer taste for clean label products, the company believes natural compositions of cannabinoids will be highly preferred by consumers.

Cannabinoid Enriched Composition and Method of Using

This patent application was filed on December 11, 2020 (U.S.P.T.O. 17/120,042) and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2021/64683). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. This patent application was filed on December 11, 2020 (U.S.P.T.O. 17/120,042) and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2021/64683). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. Specifically, the technology for which the company seeks protection are cannabinoids in the form of free-flowing powders that can be used in foods and beverages. The Company believes use of the technology could potentially significantly lower manufacturing costs for numerous manufacturers. Cannabinoids are typically sticky and unstable substances that are difficult to work with relative to the manufacturing of foods, beverages, and pharmaceutical products. The cannabinoid containing free-flowing powders invented by the company are significantly easier for manufacturers to utilize, thus potentially reducing manufacturing costs.

Trademarks

•	Trademark – Hemp You Can Feel™ – On August 27, 2019, the Company filed a trademark application with the U.S.P.T.O. for its Hemp You Can Feel™ trade name. The U.S. Application Serial Number is 88595425. On June 24, 2020, the Company received a Notice of Nonfinal Office Action from the USPTO indicating the Company would have six months to respond to issues presented the Company by USPTO or be abandoned. The Company plans to re-file the application.

•	Trademark – Gummies You Can Feel™. The Company received a Notice of Allowance from the USPTO on March 24, 2020. The U.S. Serial Number for the trademark is 88590925.

•	Trademark – Comply Bag™. During January of 2021, the Company filed a trademark application with the U.S. Patent and Trademark Office (USPTO) for its Comply Bag™ trade name. The application is pending.

•	There can be no assurance any trademark protection will be provided, or that we will be successful in protecting our trademarks if issued.

Hemp You Can Feel Products –Suspended Operations

Our Hemp You Can Feel products reflect our research and development into hemp infused foods and beverages. Our research and development focus are solely on “Industrial Hemp” containing .3% or less of THC. As of the date of this filing, our Hemp You Can Feel Product research and development operations are suspended pending regulatory guidance from the U.S. Food and Drug Administration. We intend to restart our research and development if and when the FDA issues regulatory guidance on the labeling, manufacturing and regulatory approval of industrial hemp and hemp-based CBD products under the Food, Drug and Cosmetic Act.

To date, our research and development consisted of development of the following products, none of which are available for sale as of the date of this filing:

•	Hemp You Can Feel™ Alcohol Replacement Cocktail Mixers – This is a line of alcohol-free cocktail mixers marketed online via our own website site and via our marketing partners. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Coffee Products – This is a line of hemp infused coffee products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Gummies – This is a line of all-natural hemp infused candy products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Sweeteners – A line of natural and artificial sweeteners.

•	Hemp You Can Feel™ Coffee Pod and Single Serving Beverage Pod Infusion System – Based on internally developed technology and those developed by the Company’s contract research organization, the Company developed product lines consisting of infusion technologies designed to easily and to accurately dose single serving coffee and other beverage pods.

Polymeric Nanoparticles and Polymeric Nanofibers Research Program

The Company has an active research and development program to develop novel polymeric nanoparticles and nanofibers of cannabinoids and hemp extracts. Polymeric nanoparticles are very small solid particles with a size in the range of 10–1000 nanometers (nm or billionth of a meter) and are made of biodegradable and biocompatible polymers or copolymers, in which cannabinoids or other active ingredients can be entrapped or encapsulated. Polymeric nanoparticles are noted for and have attractive characteristics, such as small size, near water solubility, high degrees of bioavailability, long shelf life and stability during storage. These properties are thought to be especially beneficial relative to delivery of cannabinoids and hemp extracts to the human body.

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

Edible, Dissolvable Film Enhanced with Solid Nanoparticles of Cannabinoids Research Program

The Company is seeking to commercialize a unique invention of edible, disposable film enhanced with solid nanoparticles of cannabinoids under an agreement with Kirby & Padgett, LLC, a California limited liability company, entered into during June of 2019. Management believes there are numerous applications for such a product, such as a container for ready-made foods, protein powders, vitamins, and nutraceuticals that can be simply dropped into cold beverages, thus allowing the consumer to avoid additional steps of mixing ingredients. Additionally, since the film is impregnated with what is believed to be highly bioavailable cannabinoids, the film will perhaps serve a dual purpose as a delivery vehicle for cannabinoids to the body. Future versions of the film could include ingredients such as vitamins, trace minerals or active pharmaceutical ingredients. On June 6, 2019, the Company entered into a joint intellectual property ownership and consulting agreement with Kirby & Padgett, LLC, a California Limited liability company in order to more fully develop and to commercialize the invention. Any intellectual property developed under the collaboration effort will be considered joint property with all rights, title and interest assigned jointly to the Company and Kirby. Each Party shall work with the other Party relative to all business and monetization of such new Joint Intellectual Property and neither Party shall have any preferred rights over the other. Additionally, either party shall have the right to market the new invention with any and all revenues, costs, and profits to be shared on a fifty percent/fifty percent (50%/50%) shares by the parties. All expenses will be agreed to in advance, with each Party sharing based on predetermined percentages of such expenses.

Industry Overview

Industrial Hemp

Industrial Hemp (Cannabis sativa L.) has been cultivated by humans for thousands of years. Hemp was originally cultivated as a source of fibers with most of this early cultivation occurring in temperate climates, thus most genotypes had very low tetrahydrocannabinol (THC) content. Hemp was introduced into North America in the early part of the 17th century, and it played an important part in early American agriculture throughout the 18th and 19th centuries, with cultivation in virtually every one of the original American colonies.

Hemp seed oil became an important industrial input that was used in inks, paints, varnishes, and many other products. The proliferation of cotton cultivation and the significant profitability of tobacco cultivation in the mid-1800s led to a sharp decline in hemp production. From the mid 1800s through the pre-World War II period, hemp cultivation continued at relatively low levels. During World War II, hemp production increased to meet the military needs for fibers to support various industrial production.

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

Since 1937, Cannabis sativa L. has been a federally regulated Schedule I illegal drug under the Controlled Substances Act, 21 U.S.C. § 811 (the “CSA”), regulated by the Drug Enforcement Agency (the “DEA”).

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

In 2016 the DEA, U.S. Department of Agriculture, and the FDA issued a joint statement detailing the guidelines for growth of industrial hemp as part of state-sanctioned research programs. Those guidelines state that hemp can only be sold in states with pilot programs, plants and seeds can only cross state lines as part of permitted state research programs, and seeds can only be imported by individuals registered with the DEA.

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

The FDA regulates product manufacturing and labeling under the Food Drug and Cosmetic Act. Products containing CBD are not included in the definition of a dietary supplement under the Act. FDA is currently evaluating the regulatory frameworks that apply to certain cannabis and hemp-derived products that are intended for non-drug uses, including whether any new FDA regulations may be warranted (see below).

Psychoactive Cannabis

A total of 35 states, District of Columbia, Guam, Puerto Rico, and U.S. Virgin Islands have approved some form of cannabis legalization or decriminalization. These laws are in direct conflict with the United States Federal CSA, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

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

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process, and distribute marijuana products under certain conditions. On January 1, 2018, the California Bureau of Marijuana Control enacted regulations to implement the AUMA.

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

We are monitoring the Biden administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Since the start of the new Congress in January 2021, there have been positive discussions about the Federal Government’s approach to cannabis. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

Although the possession, cultivation, and distribution of marijuana for medical and adult use is permitted in California, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with all state and local laws and regulations. Any changes in federal, state, or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

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

The FDA has not approved cannabis, marijuana, hemp, or derivatives as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our products that contain CBD derived from industrial hemp or cannabis to be delivered in the State of California. Further, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

The FDA has concluded that products containing cannabis or industrial hemp derived CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products containing cannabis, CBD or derivatives are Schedule 1 drugs under the Controlled Substances Act, and so are illegal. Our products containing CBD derived from industrial hemp or cannabis delivered in the State of California are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning generally cannabis and products containing hemp derived CBD and may choose to enact regulations that are applicable to such products. In this event, our industrial hemp-based products containing CBD and cannabis may be subject to regulation.

Effective on July 1, 2019, the Company acquired Action Nutraceuticals, Inc., a California Corporation (“Action Nutraceuticals”) and its assets from our CEO, Arman Tabatabaei, in exchange for $1,000 (see “Related Party Transactions”). Action Nutraceuticals is a developmental stage company engaged in research and development relating to powdered soft drink, coffee, and tea mixes containing non-psychoactive CBD. No intellectual property, patents or trademarks were acquired in the transaction.

The Company’s research and development efforts will center on methodologies to infuse hemp extracts, CBD, and other cannabinoids into highly bioavailable powders to be used in the Company’s products or sold to other manufacturers. The Company plans to utilize its internally developed infusion technologies, technical knowhow and equipment acquired from Action Nutraceuticals to develop, manufacture and sell consumer-oriented powdered drink mixes that include industrial hemp derived, non-psychoactive CBD as an ingredient. All products sold are being specifically developed with a composition containing less than three-tenths of one percent (0.3%) of THC concentration by dry weight. As of the date of this filing, our Hemp You Can Feel Product research and development operations are suspended pending regulatory guidance from the U.S. Food and Drug Administration. We intend to restart our research and development if and when the FDA issues regulatory guidance on the use of hemp and hemp-based CBD.

The Drug Enforcement Administration has issued a rule regarding the scheduling of hemp and marijuana manufactured cannabinoids

The ruling creates uncertainty relating to the regulatory status of the manufactured cannabinoids we are researching and developing. Should the DEA conclude that manufactured cannabinoids are regulated under the CSA, we might not be able to continue to our plans to continue the research and development of possible products based on manufactured cannabinoids. This could affect our business opportunities in the future.

The Rule states there are only four conforming changes, The rule reiterates these changes outlined below were already mandated under the 2018 Farm Bill: “DEA’s regulatory authority over any plant with less than 0.3% THC content on a dry weight basis, and any of the plant’s derivatives under the 0.3% THC content limit, is removed as a result.”

1.	The definition of “Tetrahydrocannabinols” on Schedule I of the official “Schedule of Controlled Substances” is modified to carve out “any material, compound, mixture, or preparation that falls within the definition of hemp” (as defined in the 2018 Farm Bill, i.e., any plant with less than 0.3% THC content on a dry weight basis, and any of the plant’s derivatives under the 0.3% THC).

•	Regardless of what any product label may say (i.e., “hemp” or otherwise), if a product has more than 0.3% Delta-9 THC, it is a controlled substance.

•	Regardless of being hemp-derived, if the derivative, extract or product has more than 0.3% Delta-9 THC, it is a controlled substance.

•	None of these changes, alters or affects the FDA’s jurisdiction over products containing cannabis and cannabis-derived compounds.

•	Naturally occurring THCs in cannabis are not controlled substances so long as they are at or under the 0.3% Delta-9 THC threshold. Any of those that are above the 0.3% Delta-9 THC threshold are controlled substances.

•	Synthetically derived THCs are all controlled substances, regardless of THC content.

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

Legal Proceedings

The Company is not aware of any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows.

Our Common and Preferred Shares

The corporation is authorized to issue up to 500,000,000 shares of Common Stock with a par value of $.001 per share. As of August 31, 2021, there were 84,940,028 shares issued and outstanding.

Our Certificate of Incorporation of the Corporation (the "Certificate of Incorporation") authorizes the issuance of up to ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Corporation ("Preferred Stock") in one or more series, and expressly authorizes the Board of Directors of the Corporation (the "Board"), subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences. One Series of Preferred shares has been designated named Series A Preferred. The number of Shares constituting such series is eight million (8,000,000). As of August 31, 2021, 6,000,000 shares have been issued. With respect to payment of assets upon liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, all Shares of the Series A Preferred Stock shall rank senior to all Junior Securities. Series A is not eligible to participate, receive or accrue dividends. Each holder of outstanding Shares of Series A Preferred Stock shall be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration (whether at a meeting of stockholders of the Corporation, by written action of stockholders in lieu of a meeting or otherwise. Each Share of Series A Preferred Stock shall be entitled to fifty (50) votes for every Share of Series A Preferred Stock.

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

Risks Related to Our Business

We may need additional capital in the future, which could dilute the ownership of current shareholders, or we may be unable to secure additional funding in the future or to obtain such funding on favorable terms.

To the extent that we raise additional equity capital, existing shareholders will experience dilution in the voting power and ownership of their shares of common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities, including our pending S-1 equity line financing with Dutchess Capital, LP, to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or credit facility. If our cash flow from operations is insufficient to meet any debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our current pending equity line financing with Dutchess Capital, LP is not effective as of the date of this filing and there is no guarantee that it will be made effective. Our failure to obtain other sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and results of operations.

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

We do not have sufficient cash on hand.

As of August 31, 2021, we had $30,813 of cash on hand.  Our cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need at least $840,000 in cash from either investors or operations. While we intend to engage in future financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

We may not be able to continue our business as a going concern.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $13,437,020 as of August 31, 2021. Management plans to raise additional capital through the sale of shares of Common Stock to pursue business development activities, but there are no assurances of success relative to the efforts.

If we are not able to raise enough funds, we may not be able to successfully develop and market our products and our business may fail.

We will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through our Common Stock Share Purchase Agreement with Dutchess Capital, this equity line of financing and the associated Form S-1 registration statement is pending with the SEC and not effective as of the date of this filing, and we cannot guarantee that the registration will be made effective, or that we will secure additional commitments for financing otherwise.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of Management, as well as other personnel. We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business. Our success also depends on the ability of Management to form and maintain key commercial relationships within the marketplace. No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected. We do not maintain key-man life insurance on any of our executive employees.

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

The lack of available and cost-effective directors and officer’s insurance coverage in our industry may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business

Our business depends on attracting independent directors, executives, and senior management to advance our business plans. We currently do not have directors and officer’s insurance to protect our directors, officers, and the company against the possible third-party claims. This is due to the significant lack of availability of such policies in the cannabis industry at reasonably competitive prices. As a result, the Company and our executive directors and officers are susceptible to liability claims arising by third parties, and as a result, we may be unable to attract and retain qualified independent directors and executive management causing the development of our business plans to be impeded as a result.

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

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, and operating results

Some of business initiatives in the hemp and cannabis sectors are new and are only in the early stages of commercialization. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our Company will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected

Our chosen method for cannabinoid delivery is controversial with an unproven safety of efficacy.

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

For the fiscal year ended August 31, 2021 we incurred an operating loss of $1,943,924. For the fiscal year ended August 31, 2020, we incurred an operating loss of $3,623,892. At August 31, 2021 we had an accumulated deficit of $13,891,788. Although we anticipate generating revenue in future periods, such revenues may be insufficient to make the Company profitable. We plan to increase our expenses associated with the development of our business. There is no assurance we will be able to derive revenues from the development of our business to successfully achieve positive cash flow or that our business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

Our accounting of our business operations in Natural Plant Extract is pending as of the date of this filing.

On February 16, 2021 we completed a stock purchase with Alan Tsai resulting in our acquisition of an aggregate of 56.4% of the issued stock of Natural Plant Extract of California, Inc. We began taking orders for product from our NPE operations in April, 2021. As of the date of this filing our accounting for this business combination is not complete. However, we expect to complete and disclose the accounting on or before February 16, 2022.

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

RISKS OF GOVERNMENT ACTION AND REGULATORY UNCERTAINTY

We could be found to be violating federal laws related to cannabis.

Currently, numerous states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because our business involves the sale of cannabis and derivatives, we have risks that we will be deemed to facilitate the selling or distribution of cannabis in violation of federal law. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

The possible FDA Regulation of hemp and industrial hemp derived CBD, and the possible registration of facilities where hemp is grown and CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition

The Farm Bill established that hemp containing less the 0.3% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp derived CBD. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration, as may be prescribed by the FDA, we may be unable to continue to operate segments of our business including our Hemp You Can Feel products, which are currently suspended pending regulatory advisement from the FDA.

The scheduling status of Tetrahydrocannabivarin (THC-V) and other manufactured cannabinoids with the Drug Enforcement Administration is uncertain.

During August 2020, Drug Enforcement Administration (the “DEA”) issued a rule regarding the scheduling of manufactured hemp and marijuana cannabinoids. The ruling could negatively impact our research and development, should the DEA determine the manufactured cannabinoids we plan to use in some of our products are scheduled under the CSA.

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

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Despite guidance from the U.S. Department of the Treasury suggesting it may be possible for financial institutions to provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan. Similarly, many of our customers are directly involved in cannabis sales and further restrictions to their ability to access banking services may make it difficult for them to purchase our products, which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to certain federal regulations relating to cash reporting.

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect, or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition, and results of operations.

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

RISK ASSOCIATED WITH OUR INDUSTRY

Our Business Can be Affected by Unusual Weather Patterns

Cannabis cultivation can be impacted by weather patterns and these unpredictable weather patterns may impact our business. In addition, severe weather, including drought and hail, can destroy a cannabis crop, which could result in us having no cannabis to harvest, process and sell, which could impact our ability to meet customer demand, generate sales, and maintain operations will be impacted.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of products we sell.

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets. These changes may result in decreased demand for our cannabis. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations. The inability or unwillingness of our customers to pay a premium for our products due to general economic conditions or a downturn in the economy may have a significant adverse impact on our sales and results of operations.

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

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. The continued growth of the Internet and intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products. We may experience difficulties that could delay or prevent the successful development, introduction, or marketing of our products. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products and services or infrastructures to adapt to these changes.

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

Our Articles of Incorporation authorizes the Board of Directors to issue up to 500,000,000 shares of Common Stock. The power of the Board of Directors to issue shares of Common Stock, preferred stock or warrants or options to purchase shares of Common Stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our shares of Common Stock, or shares of preferred stock that may be convertible into Common Stock, may have the effect of diluting your investment. Currently authorized are ten million (10,000,000) shares of preferred stock, par value $0.0001 per share, of the Company Preferred Stock in one or more series, and expressly authorized the Board of Directors of the Company, subject to limitations prescribed by law, to provide, out of the unissued shares of Preferred Stock, for series of Preferred Stock, and, with respect to each such series, to establish and fix the number of shares to be included in any series of Preferred Stock and the designation, rights, preferences, powers, restrictions, and limitations of the shares of such series. On December 16, 2019, the Board of Directors authorized the issuance of eight million (8,000,000) preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to fifty (50) votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of the date of this filing, there were 6,000,000 Series A Preferred shares issued and outstanding.

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

None.

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

For the year ended August 31, 2020	High	Low
Fourth Quarter	$0.63	$0.10
Third Quarter	$0.85	$0.10
Second Quarter	$0.60	$0.05
First Quarter	$1.85	$0.48

For the year ended August 31, 2021	High	Low
Fourth Quarter	$0.10	$0.03
Third Quarter	$0.20	$0.08
Second Quarter	$0.36	$0.07
First Quarter	$0.15	$0.05

DIVIDEND POLICY

We have not paid, nor declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

SALES OF UNREGISTERED SHARES AND RELATED TRANSACTIONS

The following information represents securities sold by the Company as of August 31, 2021, which were not registered under the Securities Act, and were not previously reported in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K (17 CFR 249.308). Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

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

On May 4, 2020, the Company received its Second disbursement under this agreement in the amount of $25,000. Less an original discount and other certain fees, the Company netted $21,000. This note converts to common shares at a 40% discount to the lowest traded price during the 25 days prior to conversion.

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

On August 6, 2020, the Company issued an investor a convertible note for $50,000. The note calls for annualized interest of 10% and is due on August 7, 2021. The note converts into common shares at a fixed price of $0.1631.

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

On August 28, 2020, the Company sold a convertible note to an accredited investor. The $113,000 note calls for annualized interest of 8% and is due on August 28, 2021. The note converts to common shares at a 37% discount to the lowest traded price during the 15 days prior to conversion. The proceeds from the note payable were received in September 2020

On August 31, 2020, we entered into a stock purchase agreement with Robert L. Hymers III (“Hymers”). Pursuant to the Stock Purchase Agreement, the Company purchased from Hymers 266,667 shares of common stock of Natural Plant Extract of California Inc. (“NPE”) in exchange for $2,040,000. The purchased shares of common stock represent 18.8% of the outstanding capital stock of NPE on a fully diluted basis. In connection with the stock purchase agreement, we became a party to a Shareholders Agreement, dated June 5, 2020, by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. On June 11, 2021, the Company and Hymers amended the stock purchase agreement to exchange the Registrant’s obligations to make monthly payments, for our issuance of a Convertible Note for the same amount, with principal and interest due on June 11, 2022. The Convertible Note also provides Hymers with the right to convert outstanding principal and interest into our common stock at a fixed price of $0.04 per share, unless, at the time the amounts due under this Note are eligible for conversion, the Securities and Exchange Commission has not enacted any amendment to the provisions of Rule 144(d)(iii) or other provision in a manner that would adversely affect the tacking of variable rate securities. In such event the Conversion Price shall equal 60% of the lowest trading price of the Company’s Common Stock for the 10 trading days immediately preceding the delivery of a Notice of Conversion to the Company.

On November 16, 2020, the Company sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on the closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. The sales were made in regard to the Company’s acquisition of Ethos, and its disclosures under Item 1.01 are incorporated herein by reference.

On October 30, 2020, the registrant Jim Riley 400,000 shares of common stock, vesting in equal amounts over 12 months, in regard to his services as a director.

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

On September 22, 2020, the Company issued a convertible note in the amount of $78,000. The note matures on September 22, 2021 and bears 8% interest rate per annum. The note is convertible into common shares at 37% discount for the average of the two lowest trading prices of the common stock during the 15 trading day period ending on the latest complete trading day prior to the conversion date.

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

On January 27, 2021 Cannabis Global, Inc. (the “Registrant”) closed a stock purchase agreement with Edward Manolos, a director and related party. Pursuant to the stock purchase agreement, we purchased 266,667 shares of common stock in NPE from Mr. Manolos, representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. Under the terms of the stock purchase agreement, we acquired beneficial ownership over the NPE shares in exchange for a purchase price of two million forty thousand dollars ($2,040,000). In lieu of a cash payment, we agreed to issue Mr. Manolos 11,383,929 restricted common shares, valued for purposes of the stock purchase agreement at $0.1792 per share.

On February 16, 2021, we purchased 266,667 shares of common stock of NPE, from Alan Tsai, in exchange for the issuance of 1,436,368 common shares. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and the Registrant. By virtue of the transaction, the Registrant acquired 18.8% of the outstanding capital stock of NPE, bringing its total beneficial ownership in NPE to 56.5%.

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

On July 14, 2021, the Company sold 38,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $38,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

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

Current Operations

Natural Plant Extract of California, Inc.

The Company operates and manages Natural Plant Extract of California, Inc. (NPE) which holds two active California cannabis licenses: (i) a Type 7 Manufacturing License; and, (ii) a Distribution License. These licenses allow NPE to distribute cannabis products in the State of California. Our operations at the NPE facility emphasize product manufacturing and distribution. We began taking customer orders for products manufactured at the NPE facility on April 21, 2021. These products included several types of cannabis products, including:

•	Cannabis flower packaged in various weights, which are sold to California licensed cannabis retailers and distributors;
•	Cannabis Pre-rolls, which are sold to California licensed cannabis retailers and distributors; and,
•	Cannabis edible products, which are sold to California licensed cannabis retailers and distributors

The cannabis products are Schedule 1 Controlled Substances under the Controlled Substances Act, and so are illegal under federal law.

Our sales from the above product categories amount to 97% of our operating revenues. Our cannabis research and development efforts have not generated material revenue as of the date of this filing.

Comply Bag™

Comply Bag™ features a multi-layer, low-density polyethylene outer shell that protects valuable shipments and allows manufacturers, buyers, and processors full view of contents to assess quality. Each Comply Bag™ contains financial institution-grade tamper-evident seams, self-sealing closures, and sequential numbering to ensure what is sent is what is received. In addition, because all U.S. states have implemented specific regulations for the tracking and tracing of cannabis shipments from seed to sale, Comply Bags™ features regulator demanded tracking features, such as those required in the California Cannabis Track-and-Trace (CCTT) system, including Unique Identifier Tags (UID) mandated by California via its contracted service provider, METRC, Inc. The Comply Bag™ is currently available for purchase.

Cannabis-Related Research and Development

We also have an active research and development program primarily focused on creating and commercialize engineered technologies delivering hemp extracts and cannabinoids to the human body. Additionally, we invest, or provide managerial services, in specialized areas of the regulated hemp and cannabis industries.

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

The Company owns no issued patents. The Company’s patent activity to date is disclosed below. There are two categories of patents: (i) expired provisional patent applications which the Company now maintains as trade secrets; and, (ii) filed patent applications currently pending review by the U.S. Patent and Trademark Office (U.S.P.T.O.) and the International Patent Cooperation Union.

Expired Provisional Patents

A provisional patent application is a document issued by the U.S.P.T.O., that helps protect a new invention from being copied during the 12-month period before a formal patent application is filed. It is intended to give an inventor time to explore the idea, test its commercial feasibility, or refine a product before committing to the expensive and time-intensive process of a formal application. The Company filed the following provisional patent applications but chose not to pursue the filing of formal patent applications. The provisional patents thus lapsed 12 months after each respective filing, and the Company now maintains the intellectual properties related to each expired provisional patent application as a trade secret. Each of the following provisional patent applications were filed with the U.S.P.T.O.

Cannabinoid Delivery System and Method of Making

This provisional patent was filed September 13, 2019 (U.S. #62/900,181). A formal patent application was required to be filed by September 13, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Water Soluble Compositions With Enhanced Bioavailability

This provisional patent was filed September 24, 2019 (U.S. #62/905,129). A formal patent application was required to be filed by September 24, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Printed Shape Changing Article for the Delivery of Cannabinoids

This provisional patent was filed October 1, 2019 (U.S. #62/909,189). A formal patent application was required to be filed by October 1, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Electrosprayed and Electrospun Cannabinoid Compositions

This provisional patent was filed November 4, 2019 (U.S. #62/930,358). A formal patent application was required to be filed by November 4, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Cannabinoid Enriched Composition and Method of Treating a Medical Condition Therewith

This provisional patent was filed December 11, 2019 (U.S. #62/946,894). A formal patent application was required to be filed by December 11, 2020. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Article, Method and Apparatus for Producing a Cannabinoid Enriched Beverage

This provisional patent was filed January 16, 2020 (U.S. #62/962,040). A formal patent application was required to be filed by January 16, 2021. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Printed Shape Changing Article for Delivery of Cannabinoids

This provisional patent was filed September 23, 2020 U.S. (#62/082,399). A formal patent application was required to be filed by September 23, 2021. The Company chose to not pursue a formal patent application for this method patent and decided to maintain the intellectual properties as trade secrets. The provisional patent dealt the infusion of cannabis compounds into pharmaceuticals, foods, and beverages.

Filed Pending Patent Applications

A Cannaboside Composition and Method to Produce

This patent application was filed on January 18, 2021 (U.S.P.T.O. #17/151,607) and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2021/013830). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. This patent application seeks protection for a method to allow the easier mixing of cannabis into foods and beverages. Generally, cannabis extracts are oil-based and do not mix well with water-based foods and beverages. The technology invented by the company involves feeding oil-based cannabis extracts to insects. The insects then process the extracts through their bodies resulting in water-based compounds being excreted in the insect bodies. These newly created water-soluble compounds can then be harvested for use in foods, beverages, or pharmaceuticals. The patent claims coverage of both the process to create the compounds, and the use of the compounds in foodstuffs and pharmaceutical preparations.

Electrosprayed and Electrospun Cannabinoid Compositions and Process to Produce

This patent application was filed on November 4, 2020 (U.S.P.T.O. #17/089,497 and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2020/058937). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. The compositions invented by the company are nanoparticles and nanofibers made from cannabinoids. Nanoparticles and nanofibers are very small units of a substance. In the case of the technologies invented by the company, the units of cannabinoids created are in the areas between 100 nanometer and 700 nanometers wide. One nanometer is equal to one billionth of a meter. It is thought that cannabinoids of these sizes are more available to the human body and can be utilized in a host of different product applications to increase efficacy. An added feature of the invented technology is that the nanoparticles and nanofibers are based on all natural ingredients. This differs, in the company's opinion, significantly from other preparations that previously existed. Considering growing consumer taste for clean label products, the company believes natural compositions of cannabinoids will be highly preferred by consumers.

Cannabinoid Enriched Composition and Method of Using

This patent application was filed on December 11, 2020 (U.S.P.T.O. 17/120,042) and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2021/64683). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. This patent application was filed on December 11, 2020 (U.S.P.T.O. 17/120,042) and is currently pending review by the U.S. Patent and Trademark Office. The Company currently filed this patent application for international patent protection through the Patent Cooperation Treaty (PCT/US2021/64683). The Patent Cooperation Treaty was ratified by the United States and 152 other countries which constitute the International Patent Cooperation Union for the cooperation in the filing, searching, and examination, of applications for the protection of inventions, and for rendering special technical services amongst the treaty members. The application is pending. Specifically, the technology for which the company seeks protection are cannabinoids in the form of free-flowing powders that can be used in foods and beverages. The Company believes use of the technology could potentially significantly lower manufacturing costs for numerous manufacturers. Cannabinoids are typically sticky and unstable substances that are difficult to work with relative to the manufacturing of foods, beverages, and pharmaceutical products. The cannabinoid containing free-flowing powders invented by the company are significantly easier for manufacturers to utilize, thus potentially reducing manufacturing costs.

Trademarks

•	Trademark – Hemp You Can Feel™ – On August 27, 2019, the Company filed a trademark application with the U.S.P.T.O. for its Hemp You Can Feel™ trade name. The U.S. Application Serial Number is 88595425. On June 24, 2020, the Company received a Notice of Nonfinal Office Action from the USPTO indicating the Company would have six months to respond to issues presented the Company by USPTO or be abandoned. The Company plans to re-file the application.

•	Trademark – Gummies You Can Feel™. The Company received a Notice of Allowance from the USPTO on March 24, 2020. The U.S. Serial Number for the trademark is 88590925.

•	Trademark – Comply Bag™. During January of 2021, the Company filed a trademark application with the U.S. Patent and Trademark Office (USPTO) for its Comply Bag™ trade name. The application is pending.

•	There can be no assurance any trademark protection will be provided, or that we will be successful in protecting our trademarks if issued.

Hemp You Can Feel Products –Suspended Operations

Our Hemp You Can Feel products reflect our research and development into hemp infused foods and beverages. Our research and development focus are solely on “Industrial Hemp” containing .3% or less of THC. As of the date of this filing, our Hemp You Can Feel Product research and development operations are suspended pending regulatory guidance from the U.S. Food and Drug Administration. We intend to restart our research and development if and when the FDA issues regulatory guidance on the labeling, manufacturing and regulatory approval of industrial hemp and hemp-based CBD products under the Food, Drug and Cosmetic Act.

To date, our research and development consisted of development of the following products, none of which are available for sale as of the date of this filing:

•	Hemp You Can Feel™ Alcohol Replacement Cocktail Mixers – This is a line of alcohol-free cocktail mixers marketed online via our own website site and via our marketing partners. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Coffee Products – This is a line of hemp infused coffee products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Gummies – This is a line of all-natural hemp infused candy products. All products in this line test as having non-detectable levels of THC.

•	Hemp You Can Feel™ Sweeteners – A line of natural and artificial sweeteners.

•	Hemp You Can Feel™ Coffee Pod and Single Serving Beverage Pod Infusion System – Based on internally developed technology and those developed by the Company’s contract research organization, the Company developed product lines consisting of infusion technologies designed to easily and to accurately dose single serving coffee and other beverage pods.

Polymeric Nanoparticles and Polymeric Nanofibers Research Program

The Company has an active research and development program to develop novel polymeric nanoparticles and nanofibers of cannabinoids and hemp extracts. Polymeric nanoparticles are very small solid particles with a size in the range of 10–1000 nanometers (nm or billionth of a meter) and are made of biodegradable and biocompatible polymers or copolymers, in which cannabinoids or other active ingredients can be entrapped or encapsulated. Polymeric nanoparticles are noted for and have attractive characteristics, such as small size, near water solubility, high degrees of bioavailability, long shelf life and stability during storage. These properties are thought to be especially beneficial relative to delivery of cannabinoids and hemp extracts to the human body.

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

Edible, Dissolvable Film Enhanced with Solid Nanoparticles of Cannabinoids Research Program

The Company is seeking to commercialize a unique invention of edible, disposable film enhanced with solid nanoparticles of cannabinoids under an agreement with Kirby & Padgett, LLC, a California limited liability company, entered into during June of 2019. Management believes there are numerous applications for such a product, such as a container for ready-made foods, protein powders, vitamins, and nutraceuticals that can be simply dropped into cold beverages, thus allowing the consumer to avoid additional steps of mixing ingredients. Additionally, since the film is impregnated with what is believed to be highly bioavailable cannabinoids, the film will perhaps serve a dual purpose as a delivery vehicle for cannabinoids to the body. Future versions of the film could include ingredients such as vitamins, trace minerals or active pharmaceutical ingredients. On June 6, 2019, the Company entered into a joint intellectual property ownership and consulting agreement with Kirby & Padgett, LLC, a California Limited liability company in order to more fully develop and to commercialize the invention. Any intellectual property developed under the collaboration effort will be considered joint property with all rights, title and interest assigned jointly to the Company and Kirby. Each Party shall work with the other Party relative to all business and monetization of such new Joint Intellectual Property and neither Party shall have any preferred rights over the other. Additionally, either party shall have the right to market the new invention with any and all revenues, costs, and profits to be shared on a fifty percent/fifty percent (50%/50%) shares by the parties. All expenses will be agreed to in advance, with each Party sharing based on predetermined percentages of such expenses.

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

Results of Operations

Revenues

Revenues for the fiscal year ending August 31, 2021 were $1,601,037 compared to product revenues of $27,004 during the fiscal year ending August 31, 2020. The increase in product revenues was primarily attributable to the acquisition of NPE in February 2021, plus marketing and sales of new products into the market.

Costs of Sales

Cost of revenues for the fiscal year ending August 31, 2021 was $1,416,779 compared to $24,521 for the fiscal year ending August 31, 2020. The increase was primarily attributable to the results of NPE since it was acquired in February 2021, and other raw materials purchases commencing as the Company began production of products for sale to customers.

Gross Profit

For the fiscal year ending August 31, 2021, we generated a gross profit of $184,258 compared to a gross profit of $2,483 for the fiscal year ending August 31, 2020. The increase in gross margin is attributable to an increase in sales in fiscal 2021 from the NPE Acquisition.

Operating Expenses

Operating expenses for the fiscal year ending August 31, 2021 totaled $2,128,182 compared to $3,626,375 for the period ending August 31, 2020. The decrease was primarily attributable to the following:

1)	A decrease in consulting services to $305,413 for the fiscal year ending August 31, 2021 compared to $2,033,801 for the fiscal year ending August 31, 2020. Consulting services decreased as a result expiration of several consultant agreements retained to assist the Company in its launch of its business operations in 2020, and significant stock-based compensation in the prior year.

2)	A decrease in professional fees to $481,368 for the fiscal year ending August 31, 2021 compared to $717,548 for the previous reporting period. The decrease was due to fees paid in 2020 relating to the reorganization of the Company.

3)	A decrease in advertising expense to $64,667 for the fiscal year ending August 31, 2021 compared to $213,302 for the previous reporting period.

Operating Loss

The operating loss for fiscal year ending August 31, 2021 decreased to $1,943,924 from the $3,623,892 for the period ending August 31, 2020. The decrease in operating losses for the fiscal year ending August 31, 2020 was directly attributable to increased product sales and decreased operating expenses, as outlined above.

Other Income and Expenses

During the period ending August 31, 2021, we experienced a significant increase in other expenses, mainly as a result of interest expenses, which were $7,437,340 compared to $1,422,469 for the year ending August 31, 2020, as a result of new convertible notes and derivative discounts on the increase convertible debt. Additionally, the Company realized a gain on change in fair value of derivatives of $2,022,060, loss on investment of $55,435 and a loss on cancellation of debt of $36,841. The Company also recognized an equity method loss of $211,376 primarily related to the NPE investment prior to the Company obtaining control in February 2021, and a loss on the acquisition of $454,768. The net result was an increase in the other loss category to a loss of $6,172,058 compared to a loss of $1,305,456 for the period ending August 31, 2020.

Net Loss

Net loss for the fiscal year ending August 31, 2021, was $8,115,982, an increase from $4,929,348 for the fiscal year ending August 31, 2020. The increase in the net loss was primarily attributable to the significant increases in interest expenses during the fiscal year ending August 31, 2021 compared to interest expenses for the fiscal year ending August 31, 2020.

Liquidity and Capital Resources

As of August 31, 2021, and August 31, 2020 our cash and cash equivalent balances were $30,813 and $2,338, respectively.

Our primary internal sources of liquidity during the year ended August 31, 2021 were provided by proceeds from the issuance of convertible notes payable, Series B Convertible preferred stock, and the sale of unregistered common shares of the Company as follows:

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

On June 16, 2021, the Company sold a convertible note to an accredited investor for proceeds of $135,000 at 8% per annum with a maturity date of June 16, 2022 with a Variable Conversion Price at a discount rate of 35% for the average of the two (2) lowest Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note becomes convertible 180 days from issuance.

On July 14, 2021, the Company sold 38,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $38,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On August 4, 2021, the Company sold a convertible note to an accredited investor for gross proceeds of $110,000 at 8% per annum with a maturity date of August 4, 2022 with a Variable Conversion Price at a discount rate of 40% of the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note becomes convertible 180 days from issuance.

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

Operating Activities

For the fiscal year ending August 31, 2021 and the fiscal year ending August 31, 2020, the Company used cash for operating activities of $1,471,051 and $1,522,141, respectively. Operating activities consisted of corporate overhead and initial research and development projects. The decrease in operating activity costs was primarily due to the reduction in consulting costs and decreased activities relating to reorganization of the business operations and implementation of new research and development programs.

Investing Activities

For the fiscal years ended August 31, 2021 and August 31, 2020 net cash used in investment activities was $7,311 and $15,499, respectively. Investing activities during the year ended August 31, 2020 consisted of equipment purchases used to produce new products. For the fiscal year ending August 31, 2021, investing activities consisted of equipment purchases of $9,511, and $2,200 of cash acquired in the acquisition of NPE.

Financing Activities

During the fiscal year ended August 31, 2021, the Company had cash inflows from financing activities of $1,506,837, consisting of $509,851 from the sales of common shares, $2,136,250 from convertible notes payable which were offset with repayments on convertible notes payable of $964,500 and repayments on notes payable of $174,764. During the fiscal year ended August 31, 2020, the Company had cash inflows from financing activities of $1,387,896 including $714,612 via the sales of common shares, $673,284 from convertible notes payable.

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of August 31, 2021, and August 31, 2020, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Accounts Receivable

Accounts receivables are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of August 31, 2021, and August 31, 2020, we had no allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of August 31, 2021 and as of August 31, 2020.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended August 31, 2021, and August 31, 2020.

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

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

As of August 31, 2020, the Company held a variable interest in an entity for which it directly held an 18.8% equity interest, and indirectly controlled 37.6% of the equity. The entity was not determined to be a VIE under ASC 810, as it did not meet the criteria outlined above. Since the Company indirectly controls less than 50% of the voting interest of the entity, the entity is not consolidated, and the Company accounted for the investment under the equity method of accounting in accordance with ASC 321. Since the entity in which the Company holds its investment does not have a readily determinable fair value, the Company elected to account for the investment under the measurement alternative, accounting for the investment at cost less impairment, plus or minus any changes resulting from observable price changes in orderly transactions for the same investment. During the year ended August 31, 2021, the Company acquired an additional 37.6% and had majority control. The Company accounted for the control acquisition as a business combination and consolidates the entity within its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boyle CPA, LLC

Certified Public Accountants & Consultants

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Cannabis Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Global, Inc. (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two-years in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s cumulative net losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of Matter

As described in Notes 1, 6 and 7 to the consolidated financial statements, during the year ended August 31, 2021, the Company acquired Natural Plant Extract of California, Inc. (“NPE”). The Company accounted for this business combination under the acquisition method of accounting, resulting in Goodwill of $8,842,967. Auditing the Company's accounting for its acquisition of was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the acquired assets and liabilities. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used an income and market method to determine the value of NPE .

How We Addressed the Matter in Our Audit

To test the estimated fair value of the NPE, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and independently evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Red Bank, NJ
December 14, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 07701	F (732) 510-0665

CANNABIS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2021	2020

ASSETS
Current Assets:
Cash	$30,813	$2,338
Accounts Receivable	113,379	—
Notes Receivable, Current	100,800	—
Inventory	189,081	75,338
Other Current Asset	7,992	—
Total Current Asset	442,065	77,676

Machinery & Equipment- Net	218,535	25,406

Other Assets
Long-Term Investments	650,000	1,714,903
Intangible Assets	500,000	500,000
Right of Use Asset	634,637	—
Goodwill	8,842,967	—
Notes Receivable	41,000	—
Security Deposit	9,600	7,200

TOTAL ASSETS	$11,338,804	$2,325,185
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$730,825	$233,568
Accounts Payable - Related Party	2,639	1,139
Accrued Interest	212,202	33,301
Due to Joint Venture	135,000	—
Notes Payable, Current	975,043	—
Right of Use Liability, Current	71,754	—
Convertible Notes, Net of Debt Discount of $734,579 and $300,326, respectively	1,206,708	620,813
Convertible Notes – Related Party, Net of Debt Discount of $721,393 and $377,920, respectively	408,607	1,745,847
Series B Convertible Preferred Stock, 1,000,000 shares authorized, 367,750 and 0 shares issued and outstanding	148,775	—
Derivative Liability	4,747,614	1,125,803
Notes Payable - Related Party	108,039	—
Total Current Liabilities	8,747,206	3,760,471
Right of Use Liability, Long-Term	562,997	—
Notes Payable	672,794	—
Total Liabilities	9,982,997	3,760,471

Stockholder's Equity (Deficit)
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 6,000,000 shares Issued and
Outstanding at August 31, 2021 and 2020	600	600
Common Stock, par value $0.001,
1,000,000,000 shares Authorized, 84,940,028 shares Issued and
Outstanding at August 31, 2021 and 27,082,419 at August 31, 2020	84,938	2,708
Additional Paid-in Capital	11,591,829	4,618,168
Shares to be issued	2,078	187
Accumulated Deficit	(13,891,788)	(6,056,949)

Total Stockholder's Equity (Deficit) Attributable to Cannabis Global, Inc.	(2,212,343)	(1,435,286)

Noncontrolling Interest	3,568,150	—
Total Stockholder's Equity (Deficit)	1,355,807	(1,435,286)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$11,338,804	$2,325,185

 The accompanying notes are an integral part of these audited consolidated financial statements

CANNABIS GLOBAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	August 31	August 31
	2021	2020

Revenue:
Products Sales	$1,601,037	$27,004
Total Revenue	1,601,037	27,004

Cost of Goods Sold	1,416,779	24,521
Gross Profit	184,258	2,483

Operating Expenses:
Advertising Expenses	64,667	213,302
Consulting Services	305,413	2,033,801
Professional Fees	481,368	717,548
General and Administrative Expenses	1,276,734	661,724
Total Operating Expenses	2,128,182	3,626,375

Operating Loss	(1,943,924)	(3,623,892)

Other Income (Expense)
Interest Expense	(7,437,340)	(1,422,469)
Gain (loss) on Debt Cancellation	(36,841)	45,745
Changes in Fair Value of Derivatives	2,022,060	111,268
Uncollectible Note Receivable	—	(40,000)
Loss on Investment	(55,435)	—
Loss on Acquisition	(454,768)	—
Equity Method Loss	(211,376)	—
Other Income	1,642	—
Total Other Income (Expense)	(6,172,058)	(1,305,456)

Net Loss	$(8,115,982)	$(4,929,348)

Net Loss Attributable to Noncontrolling Interest	281,143	—
Net Loss Attributable to Cannabis Global, Inc.	$(7,834,839)	$(4,929,348)

Basic & Diluted Loss per Common Share	$(0.13)	$(0.29)

Weighted Average Common Shares
Outstanding	58,288,760	17,101,743

See the accompanying notes to these audited consolidated financial statements

CANNABIS GLOBAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated	Stockholders’ Equity Attributable to Cannabis Global	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Equity
Balance, August 31, 2019	—	$—	12,524,307	$1,253	1,893,333	$189	$1,187,574	$(1,127,601)	$61,415	$—	$61,415
Stock based compensation	—	—	9,188,888	919	(1,226,579)	(122)	2,347,336	—	2,348,133	—	2,348,133
Proceeds from common stock subscriptions	—	—	5,180,402	517	510,204	51	714,044	—	714,612	—	714,612
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	694,900	69	242,566	—	242,635	—	242,635
Discount on convertible notes	—	—	—	—	—	—	126,467	—	126,467	—	126,467
Preferred stock issued	6,000,000	600	—	—	—	—	200	—	800	—	800
Effects of Reverse stock-split	—	—	188,822	19	—	—	(19)	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(4,929,348)	(4,929,348)	—	(4,929,348)
Balance, August 31, 2020	6,000,000	600	27,082,419	2,708	1,871,858	187	4,618,168	(6,056,949)	(1,435,286)	—	(1,435,286)
Stock based compensation	—	—	8,006,543	8,007	(600,000)	(600)	586,360	—	593,767	—	593,767
Proceeds from common stock subscriptions	—	—	8,341,059	8,341	189,796	190	501,320	—	509,85	—	509,851
Common stock issued for investment	—	—	20,042,519	20,042	618,000	618	2,906,950	—	2,927,610	3,849,293	6,776,903
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	21,467,488	21,468	—	—	1,196,142	—	1,217,610	—	1,217,610
Effects of Par value adjustment	—	—	—	24,372	—	1,683	(26,055)	—	—	—	—
Derivative impact of conversions	—	—	—	—	—	—	1,808,944	—	1,808,944	—	1,808,944
Net Loss	—	—	—	—	—	—	—	(7,834,839)	(7,834,839)	(281,143)	(8,115,982)
Balance, August 31, 2021	6,000,000	$600	84,940,028	$84,938	2,079,654	$2,078	$11,591,829	$(13,891,788)	$(2,212,343)	$3,568,150	$1,355,807

See the accompanying notes to these audited consolidated financial statements

CANNABIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31	August 31
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(8,115,982)	(4,929,348)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-Cash Interest Expense	6,850,922	1,299,876
Uncollectible Note Receivable	—	40,000
Loss on Investment Share Exchange	55,435	—
Loss on Acquisition	454,768
Equity Method Loss From Investments	211,376	—
Depreciation Expense	45,482	3,342
Stock Based Compensation	593,767	2,348,133
Changes in Fair Value of Derivative Liabilities	(2,022,060)	(111,268)
Right of Use Asset Amortization	38,788	—
Gain (Loss) on Debt Cancellation	36,841	(45,745)
Changes In:
Accounts Receivable	80,228	—
Other Current Assets	(7,992)	—
Inventory	(113,743)	(73,039)
Other Asset	18,047	—
Accounts Payable and Accrued Expenses	118,003	(87,393)
Accounts Payable - Related Party	1,500	—
Accrued Interest	187,243	33,301
Right of Use Lease Liability	(38,674)	—
Due to Joint Venture	135,000	—
Net Cash Used in Operating Activities	(1,471,051)	(1,522,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(9,511)	(15,499)
Cash Acquired in Acquisition	2,200	—
Net Cash Used In Investing Activities	(7,311)	(15,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuances of Common Stock	509,851	714,612
Proceeds from Convertible Debentures	2,136,250	673,284
Repayment of Convertible Notes Payable	(964,500)	—
Repayment of Notes Payable	(174,764)	—
Net Cash Provided by Financing Activities	1,506,837	1,387,896

Net (Decrease) Increase in Cash	28,475	(149,744)
Cash at Beginning of Period	2,338	152,082

Cash at End of Period	$30,813	$2,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$324,452	$—
Taxes	$—	$—

Shares to be issued and loan incurred for investment	$650,000	$1,714,903
Common Stock Issued for Acquisition of NPE	$2,222,175	$—
Increase in Noncontrolling Interest from Acquisition of NPE	$3,849,293	$—
Shares issued for Conversion of Notes Payable and Accrued Interest	$914,979	$—

See the accompanying notes to these audited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

Effective as of September 30, 2019, we affected a reverse split of our common shares effective as at the rate of 1:15.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. To date, the Company has not issued the common or preferred shares, and the business is in the development stage.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

On November 16, 2020, we entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a development stage business in the process of entering the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is our director and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, our director and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each. At the closing we sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. We issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

NOTE 2 – Going Concern Uncertainties and Liquidity Requirements

During financial reporting period ending August 31, 2021, the Company generated $1,601,037 in revenues, has an accumulated deficit of $13,891,788, and does not have positive cash flows from operating activities. The Company expects to incur additional losses as begins to execute its business strategy in the cannabinoid marketplace. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NPE, in which the Company controls 56.4% of the common stock. All intercompany balances and transactions have been eliminated in consolidation.

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

As of August 31, 2020, the Company held a variable interest in an entity for which it directly held an 18.8% equity interest, and indirectly controlled 37.6% of the equity. The entity was not determined to be a VIE under ASC 810, as it did not meet the criteria outlined above. Since the Company indirectly controls less than 50% of the voting interest of the entity, the entity is not consolidated, and the Company accounts for the investment under the equity method of accounting in accordance with ASC 321. Since the entity in which the Company holds its investment does not have a readily determinable fair value, the Company elected to account for the investment under the measurement alternative, accounting for the investment at cost less impairment, plus or minus any changes resulting from observable price changes in orderly transactions for the same investment. During the year ended August 31, 2021, the Company acquired majority control in NPE and now consolidates the entity. See Note 7 for additional information on this investment.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of August 31, 2021, and August 31, 2020, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of August 31, 2021 or August 31, 2020.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Accounts Receivable

Accounts receivables are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of August 31, 2021, and August 31, 2020, we had $0 and $0 allowance for doubtful accounts, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of August 31, 2021, and as of August 31, 2020.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended August 31, 2021, and August 31, 2020.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended August 31, 2021 and August 31, 2020 we incurred no income taxes. As of August 31, 2021, and August 31, 2020, we had no liabilities related to federal or state income taxes.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Note 4 - Net Loss Per Share

During fiscal years ending August 31, 2021 and August 31, 2020, the Company recorded a net loss. Basic and diluted net loss per share are the same for those periods. The dilutive weighted average shares for each period reported excludes the effect of shares issuable upon conversion of debt, as the effect would have been anti-dilutive. As of August 31, 2021 and 2020, the Company carried convertible notes with a carrying value of $1,651,315 and $2,366,660 that are convertible into 94,710,870 shares of common stock, respectively. Additionally, there were 367,750 shares of Series B Convertible preferred stock that were convertible into 17,154,977 shares of common stock as of August 31, 2021.

Note 5 – Notes Receivable

On May 25, 2019, the Company issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,667. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 5- Notes Receivable, Related Party and in the footnote outlining Related Party Transactions. These notes are additionally described herein in Footnote 6- Notes to Shareholders, Related Party and in the footnote outlining Related Party Transactions. Because of Mr. Manolos’ and Mr. Nguyen’s associations as directors, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited.

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

Note 6 – Intangible Assets

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Note 7 - Acquisition of Natural Plant Extract of California, Inc.

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

On June 11, 2021, we amended the material definitive agreement with Hymers. The amendment relieved us from having to make monthly payments of $20,000 to Hymers in exchange for our issuing a convertible promissory note to Hymers for the balance owed of $440,000. The note is due June 11, 2022, bears interest at 10% and is convertible at a fixed price of $0.004 per share.

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

The NPE acquisition is being accounted for as a business combination under ASC 805 as a result of the transfer of control. Immediately prior to obtaining control, our total investment in NPE was adjusted to fair value of $3,324,956, resulting in a loss on investment of $359,391.  The Company is continuing to gather evidence to evaluate the fair values of assets acquired and liabilities assumed, such as property, plant and equipment, identifiable intangible assets, evaluate all contingent liabilities that may require recognition in the financial statements, the fair value of the noncontrolling interest discussed below, and assess the fair value of all consideration transferred to the seller to obtain control of NPE. The Company expects to finalize the fair value of the acquired business within one year of the acquisition date.

The following information summarizes the provisional purchase consideration and preliminary allocation of the fair values assigned to the assets at the purchase date:

Preliminary Purchase Price Allocation:
Cash	2,200
Accounts receivable	193,607
Notes receivable	162,247
Property and equipment	139,437
Right of use asset – operating lease	673,425
Goodwill	8,842,967
Total assets acquired	$10,013,883

Accounts payable and accrued expenses	289,591
Right of use liability – operating lease	673,425
Notes payable	1,825,101
Notes payable – related party	105,539
Total Liabilities Assumed	$2,893,656

As a result of the NPE acquisition, we recognized a non-controlling interest as of the date of the acquisition of $3,849,293, and recognized a loss on the acquisition of $454,768. Our consolidated revenues and net loss for the fiscal year ended August 31, 2021 included the results of operations since the acquisition date of NPE of $1,574,461 and net loss of $746,824, respectively.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the fiscal years ending August 31, 2021 and 2020 as if the NPE acquisition occurred on September 1, 2019. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future. Further, the proforma results presented below do not consider the possibility of fair value adjustments from the business combination accounting as the Company continues to assess the fair values associated with the NPE business and the consideration transferred during the one year measurement period under ASC 805.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

	For the fiscal year ended
	August 31, 2021 Pro Forma	August 31, 2020 Pro Forma
Revenue	$2,550,677	$885,548
Operating loss	(2,714,164)	(3,876,919)
Net loss attributable to common shareholders of Cannabis Global	(9,262,610)	(5,353,047)
Net loss per common share	$(0.14)	$(0.31)

Note 8 - Notes Payable to Shareholders

On May 25, 2019, we issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,667. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 5- Notes Payable, Related Party and in the footnote outlining Related Party Transactions. Because of Mr. Manolos’ and Mr. Nguyen’s associations as directors, we consider these transactions with related persons, promoters and certain control persons.

Note 9 - Related Party Transactions

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Note 10 - Notes Payable

On May 25, 2019, we issued two notes payable to Company directors Edward Manolos and Dan Nguyen, each in the amount of $16,667. The notes, which do not have a defined due date, outline a 5% per annum interest rate. These notes are additionally described herein in Footnote 8 - Notes Payable to Shareholders Party and in Footnote 9 – Related Party Transactions.

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

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of August 31, 2021, the carrying value of the note was $100,000 and accrued interest payable was $12,405. As of August 31, 2020, the carrying value of the note was $100,000 and accrued interest payable was $4,405.

Note 11 - Convertible Notes Payable

On March 19, 2020, we issued a convertible promissory note, payable in tranches, having an aggregate principal amount of $150,000, aggregate original issue discount (OID) of $15,000, and an aggregate of 468,750 three-year warrants exercisable at $0.48/share, which contain certain exercise price reset provisions in the event of dilutive issuances. The notes mature one year from the respective issuance date of each tranche and bear interest at the rate of 10% per annum, payable at maturity. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the lower of 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 25 trading days prior to: (i) the issuance date; or (ii) the conversion date. On March 19, 2020, the first tranche of $50,000, less OID of $5,000, was received, resulting in net proceeds to the Company of $45,000, and the Company issued 156,250 three-year warrants exercisable at $0.48 per share. On May 4, 2020, the second tranche of $25,000, less OID of $2,500, was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three-year warrants exercisable at $0.48 per share. On July 10, 2020, the third tranche of $25,000, less OID of $2,500 was received, resulting in net proceeds to the Company of $22,500, and the Company issued 78,125 three year warrants exercisable at an initial price of $0.48 per share. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $75,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended August 31, 2021, the Company repaid all principal and accrued interest in full.

On July 21, 2020, the Company issued a convertible promissory note with a principal amount of $78,750, with the Company receiving proceeds of $71,250 after original issue discount of $3,750 and deferred finance costs of $3,750. The note matures on July 21, 2021 and bears interest at 6% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a variable conversion price equal to the 60% of the lowest closing trade price of the Company’s common stock, subject to adjustment, during the 30 trading days prior to: the conversion date. As a result of the OID and the variable conversion price, upon issuance, the Company recognized total debt discount of $78,750, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended August 31, 2021, the note and accrued interest were repaid in full.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

In August 2020, the Company issued two convertible promissory notes with an aggregate principal amount of $129,250, with the Company receiving proceeds of $117,500 after original issue discount of $11,750. The notes mature in May 2021 and bear interest at 10% per annum. Commencing immediately following the issuances, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at a fixed price of $0.1005 per share of common stock. The conversion price may reset to a lower price if the Company issues common stock to any suppliers or vendors. As a result of the OID and the potential result for dilutive issuances, upon issuance, the Company recognized total debt discount of $129,250, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended August 31, 2021, the two notes and accrued interest were repaid in full.

The Company also entered into common stock subscription agreements with this lender, totaling share issuances of 3,409,221 (of which 510,204 are to be issued as of August 31, 2020), for cash proceeds of $329,613. In connection with these subscriptions, the Company issued a convertible promissory note of $50,000 for no consideration. The note matures on August 7, 2021 and bears interest at 10% and is convertible at a fixed price of $0.1631 per share, subject to potential rest in the event the Company issues shares to vendors or suppliers. The Company recognized total debt discount of $50,000, which is being amortized to interest expense over the respective term of the tranches. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended August 31, 2021, the note and accrued interest was repaid in full.

During the year ended August 31, 2021, the Company issued four convertible promissory notes to a lender with an aggregate principal amount of $279,500, with the Company receiving proceeds of $267,000 after deferred finance costs of $12,500. The notes mature in August, September, October and December 2021 and bear interest at 8% per annum. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion prices of 63% of the two lowest trading prices during previous fifteen (15) trading day of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, the Company recognized total debt discount of $279,500, which is being amortized to interest expense through the maturity date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the year ended August 31, 2021, the four notes with principal of $279,500 and accrued interest of $11,007 were repaid in full.

On September 2, 2020, the Company issued a convertible promissory note with an aggregate principal amount of $107,000, with the Company receiving proceeds of $100,000 after original issue discount of $5,000 and deferred finance costs of $2,000. The notes mature in September 2021 and bear interest at 12% per annum. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous twenty (20) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price and deferred finance costs, upon issuance, the Company recognized total debt discount of $107,000, which is being amortized to interest expense through the maturity date. This note was repaid in full during the year ended August 31, 2021, together with accrued interest of $5,101.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

On January 5, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $110,000, with an accredited investor. The note is convertible at a fixed conversion price of $0.005. In the event of default by the Company, or after the public announcement of a change of control transaction as defined in the agreement, the conversion price is $0.001. The Company received net proceeds of $97,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $110,000, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the note with principal of $110,000 and accrued interest of $29,150 was repaid in full.

On January 12, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $115,500, with an accredited investor. The note is convertible beginning 61 days from issuance at a fixed conversion price of $0.10 per share or 60% or the lowest trading price for ten days prior to conversion in the event that the Company’s stock trades at less than $0.10 per share. The Company received net proceeds of $100,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $115,500, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal and accrued interest of $57,750 and $585 into 583,354 shares of common stock. As of August 31, 2021, the carrying value of the note was $40,000 net of discount of $0, and accrued interest was $5,844.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal of $125,0000 into 2,647,410 shares of common stock. As of August 31, 2021, the carrying value of the note was $19,989, net of discount of $98,886, and accrued interest was $7,067.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal and accrued interest of $15,000 and $2,250 into 208,191 shares of common stock. As of August 31, 2021, the carrying value of the note was $129,989, net of discount of $98,886, and accrued interest was $11,357.

On March 8, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. As of August 31, 2021, the carrying value of the notes was $103,671, net of discount of $111,329, and accrued interest was $10,367.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

On March 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. As of August 31, 2021, the carrying value of the note was $98,959, net of discount of $116,041, and accrued interest was $9,896.

On May 20, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor. The note is convertible at 60% of the average of the three lowest trading prices for 15 days prior to conversion. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. As of August 31, 2021, the carrying value of the note was $36,685, net of discount of $93,315, and accrued interest was $2,935.

On June 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $135,000, with an accredited investor. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 65% of the average two (2) lowest trading prices for the common stock during the fifteen (15) trading day ending on the latest complete trading day prior to the conversion date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. As of August 31, 2021, the carrying value of the note was $124,113, net of discount of $10,887, and accrued interest was $2,249.

On August 4, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $110,000, with an accredited investor. The Company received net proceeds of $89,000. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $110,000, which is being amortized to interest expense through the maturity date. As of August 31, 2021, the carrying value of the note was $90,553, net of discount of $19,447, and accrued interest was $651.

Series B Convertible Preferred Stock

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

During the year ended August 31, 2021, the Company entered into five Series B Preferred Stock Purchase Agreements for an aggregate amount of $367,750, with an accredited investor. As of August 31, 2021, the carrying value of the liability was $148,775, net of discount of $219,225, and accrued interest was $11,901. As of August 31, 2021, there were 367,750 shares of Series B Convertible Preferred Stock outstanding.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

The Company evaluated its interest in NPE as of August 31, 2020 under ASC 810. Management determined that it had a variable interest in NPE, but that NPE does not meet the definition of a variable interest entity, and does not have an indirect voting interest of greater than 50%. Based on these factors, the investment in NPE by the Company, the investment in NPE will be accounted for as an equity method investment under the measurement alternative available under ASC 321 with the Company recording its share of the profits and losses of NPE at each reporting period. The initial investment balance was $1,714,903 based on the initial fair value estimate of the note payable and convertible note payable issued as consideration for the investment. The Company subsequently acquired control of NPE and began consolidating the results of operations into its financial statements, as described in Note 7.

As of August 31, 2021, the Company was in default of the $540,000 note payable to Robert Hymers. On January 3, 2021, the Company entered into a settlement agreement with Robert Hymers concerning five delinquent payments totaling $100,000, whereby 1,585,791 shares of common stock were issued in settlement of those payments. As of February 28, 2021, the Company missed five additionally $20,000 payments, and remains in default of this agreement. On June 11, 2021, the Company entered into an agreement with Robert Hymers. As of the date of the amendment, the Company owed Mr. Hymers $440,000. The parties agreed to exchange the Company’s obligations to make monthly payments under the stock purchase agreement for a Convertible Note for the same amount. The note matures on June 11, 2022, bears interest at 10% and is convertible into common stock of the Company at $0.004 per share, subject to standard anti dilution provisions.

 See Note 12 for further discussion of the accounting treatment of the embedded conversion options of the above promissory notes payable as derivative liabilities

Note 12. - Derivative Liability and Far Value Measurement

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

At the issuance date of the convertible notes payable during the year ended August 31, 2021, the Company estimated the fair value of all embedded derivatives of $7,452,815 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 311% to 378%, (3) risk-free interest rate of 0.04% to 0.21%, and (4) expected life of 0.75 years to 1.5 years.

On August 31, 2021, the Company estimated the fair value of the embedded derivatives of $4,747,615 using the Black Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 307%, (3) risk-free interest rate of 0.05% to 0.07%, and (4) expected life of 0.1 to 1 years.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

As of August 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of August 31, 2021 and August 31, 2020:

	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$4,747,614	$—	$—	$4,764,614

	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,125,803	$—	$—	$1,125,803

 The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the fiscal year ending August 31, 2021:

Balance, August 31, 2020	$1,125,803
Transfers in due to issuance of convertible promissory notes	7,452,815
Transfers out due to repayments of convertible promissory notes	(1,850,488)
Transfers out due to conversions of convertible promissory notes	(1,808,944)
Change in fair value of derivative liability	(171,572)
Balance, August 31, 2021	$4,764,614

The total impact to the Company’s consolidated statement of operations for the year ended August 31, 2021 was a gain of $2,022,060, representing the impact of retirement of derivative liabilities from payments on convertible promissory notes and the change in fair value of remaining derivative liabilities as of August 31, 2021.

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

August 31, 2021

Note 13 - Common Stock

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

As of August 31, 2021, there were 84,940,028 shares of Common Stock issued and outstanding.

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

Note 14 - Preferred Stock

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

On February 28, 2021, the Company designated 1,000,000 shares of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). The Series B Convertible Preferred Stock earns dividends at 8% per year, and is convertible into shares of common stock at a rate of 63% of the market price, based on the average of the two lowest trading prices during the previous 15 days. Additionally, the Series B Convertible Preferred Stock is mandatorily redeemable 16 months from the issuance date in cash. The Company entered into several agreements with an investor for a total of 367,750 shares of Series B Convertible Preferred Stock during the year ended August 31, 2021 for a total purchase amount of $153,500. The Company received net proceeds of $350,000. In accordance with ASC 480-10, the Series B Convertible Preferred Stock is accounted for as a liability on the Company’s consolidated balance sheet based on the terms of the certificate of designation being more like a liability.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Note 15 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	August 31, 2021	August 31, 2020

Expected federal income tax benefit at statutory rate	$1,608,855	$1,041,213
Nondeductible items	(1,158,130)	(127,358)
Change in valuation allowance	(450,725)	(913,855)
Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets at August 31, 2021 and 2020 are as follows:

	August 31, 2021	August 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$1,577,198	$1,126,473
Research and development credit carry forward	1,963	1,963
Total deferred tax assets	1,579,161	1,128,436

Less: valuation allowance	(1,579,161)	(1,128,436)

Net deferred tax asset	$—	$—

The Company evaluates its valuation allowance on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2020 available to offset future federal taxable income, if any, of approximately $7,483,000 which are available to offset future income.  Accordingly, there is no current tax expense for years ended August 31, 2021 and 2020. In addition, the Company has research and development tax credit carry forwards of $1,963 at August 31, 2021, which are available to offset federal income taxes and fully expire by August 31, 2040. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the twelve months ended August 31, 2021 and August 31, 2020.

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Note 16 – Subsequent Events

Subsequent to August 31, 2021, the Company issued 28,669,316 shares of common stock pursuant to the conversion of 280,750 shares of Series B Convertible Preferred stock, and accrued dividends of $11,230.

Subsequent to August 31, 2021, the Company issued 20,446,317 shares of common stock pursuant to the conversion of a total of $197,000 in principal and $17,919 in accrued interest and fees from two lenders.

On September 22, 2021, the Company entered into a $25,000 convertible promissory note with a vendor to settled approximately $21,000 of outstanding accounts payable. The note matures on March 22, 2022, is non-interest bearing, and can be converted at the holders option into common stock of the Company at 65% of the lowest trading price of the common stock for the 20 days prior to conversion.

On October 13, 2021, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000,000.

On October 14, 2021, the Company entered into an agreement with an investor for 68,500 shares of Series B Convertible Preferred Stock for a total purchase amount of $68,500, and an agreement with the same investor for 78,500 shares of Series B Convertible Preferred Stock for a purchase amount of $78,500. In October 2021, the Company received proceeds of $65,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

· pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

· provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and,

· provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management identified the following material weaknesses:

· we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

· we have not performed a risk assessment and mapped our processes to control objectives.

· we have not implemented comprehensive entity-level internal controls.

· we have not implemented adequate system and manual controls; and

· we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of August 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of August 31, 2021.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

· We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

· Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

· While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

· We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

57

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal year end that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Director Independence

Director Riddell is considered an Independent Director meeting the definition of “Independent Director outlined in NASDAQ Marketplace Rule 4200(a)(15). Ms. Riddell was added to the board of directors on February 3, 2020. She resigned September 10, 2021.

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

 EXECUTIVE AND DIRECTOR COMPENSATION

Compensation of Directors

Our current directors, Tabatabaei, Manolos and Nguyen receive $0 per month in compensation. Relative to any unpaid amounts due to the Director, the Director has the option to convert any monies owed into the Company’s common at the end of his or her term. The Director’s term ends on the earlier of the date of the next annual stockholders meeting and the earliest of the following to occur: (a) the death of the Director; (b) the termination of the Director from his membership on the Board by the mutual agreement of the Company and the Director; (c) the removal of the Director from the Board by the majority stockholders of the Company; and (d) the resignation by the Director from the Board. Reimbursements. During the Director’s term, the Company reimburses the Director for all reasonable out-of-pocket expenses incurred by the Director in attending any in-person meetings, provided that the Director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the Director in excess of $500.00) must be approved in advance by the Company.

The following table represents our compensation to our directors through the end of fiscal year 2021:

Name	Fees Earned or Paid in Cash	Stock Awards	Stock Options	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All other compensation	Total ($)
Edward Manolos	$0	$52,500	—	—	—	—	$52,000
Arman Tabatabaei	$78,000	$120,000	—	—	—	—	$198,000
Dan van Nguyen	$0	$52,500	—	—	—	—	$52,500
Jim Riley (1)	$0	$20,000	—	—	—	—	$20,000
Melissa Riddell (2)	$0	$15,000	—	—	—	—	$15,000

(1) Mr. Riley resigned June 11, 2021

(2) Ms. Riddell resigned September 10, 2021

Directors Compensation Table – Common Shares

The percentages below are calculated based on 84,940,028 common shares issued and outstanding as of August 31, 2021.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Arman Tabatabaei(1)	5,800,000	6.80%
Edward Manolos	14,983,344	17.64%
Dan V Nguyen	2,888,889	3.40%
Melissa Riddell(2)	100,000	0.12%
Jim Riley(3)	400,000	0.47%
All Directors and Executive Officers as a Group	23,772,233	28..51%

(1) Mr. Tabatabaei is chairman, CEO, CFO and Secretary of the corporation.

(2) Ms. Riddell resigned on September 10, 2021.

(3) Mr. Riley resigned June 11, 2021.

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

 Directors Compensation Table

Directors	Title	Monthly Compensation
Arman Tabatabaei(1)	Chairman	$0
Edward Manolos(2)	Director	0
Dan Van Nguyen(3)	Director	0
Jim Riley(5)	Director	0
Melissa Riddell(4)	Director	0

(1)	This table represents Mr. Tabatabaei’s zero compensation as a director of the corporation. Please see section marked “Executive Compensation” for other information about Mr. Tabatabaei’s compensation as an executive of the Corporation.

(2)	From July 2019 through January 31, 2019, Director Manolos accumulated $7,500 in monthly compensation as a director. This compensation was terminated on January 31, 2020, via an agreement to cancel the outstanding debt of $53,767.74 in exchange for 309,010 restricted common shares. At this time, Mr. Manolos receives no director compensation.

(3)	From July 2019 through January 31, 2019, Director Nguyen accumulated $7,500 in monthly compensation as a director. This compensation was terminated on January 31, 2020, via an agreement to cancel the outstanding debt of $53,767.74 in exchange for 309,010 restricted common shares. At this time, Mr. Nguyen receives no director compensation.

(4)	Former Director Ms. Riddell received no cash compensation as a director. On February 3, 2020, the Company and Ms. Riddell entered into an Independent Directors Agreement providing her with one hundred thousand (100,000) shares of common stock, which vests are the rate of one twelfth (1/12) per month for 12 months. There is no cash compensation under the agreement. Ms. Riddell is also the beneficial owner of 43,333 additional common shares separate from her directorship. A copy of the additional agreement is attached hereto. Ms. Riddell resigned on September 10, 2021.

(5)	Former Director Mr. Riley received no cash compensation as a director. On October 31, 2020, the Company and Mr. Riley entered into an Independent Directors Agreement providing him with four hundred thousand (400,000) shares of common stock, which vests are the rate of one twelfth (1/12) per month for 12 months. There is no cash compensation under the agreement. On February 18, 2020, Mr. Riley was compensated with an additional 420,000 restricted common shares. Mr. Riley resigned on June 11, 2021.

Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our past Chief Executive Officer, our Directors and (iii) all other executive officers who earned in excess of $100,000 in the fiscal year ended August 31, 2021, and to date (“Named Executive Officers”):

	Year Ended August 31,	Monthly Salary ($)	Total ($)

Arman Tabatabaei	2021	$8,000	$96,000
Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
	2020	$6,500	$78,000

Dan Van Nguyen(1)	2021	$0	$0
Director
	2020	$0	$0

Jim Riley(2)	2021	$0	$0
Director
	2020	$0	$0

Edward Manolos(1)	2021	$0	$0
Director
	2020	$0	$0

Melissa Riddell	2021	$0	$0
Director
	2020	$0	$0

Employment Agreements

On June 20, 2019, we signed an employment agreement with our CEO, Arman Tabatabaei. Under the terms of his one-year agreement, he will receive a monthly salary of $5,000 and $10,000 in accrued salary due and payable as the end of his one-year term. In addition, he received 12,000,000 common shares for his one-year employment contract. See “Executive Compensation” for additional information. This agreement is attached hereto.

On June 30, 2020, the Company’s Board of Directors extended the Executive Employment Agreement for the Company’s CEO and CFO, Arman Tabatabaei for a term of one (1) additional year. Under the terms of the extension, Mr. Tabatabaei’s monthly salary was increased to $6,500. A copy of the unanimous resolution of the Board of Directors is included as an exhibit.

January 1, 2021, the Company and Mr. Tabatabaei agreed to a new annual contract for Mr. Tabatabaei’s services as Principal Executive Officer and Principal Financial Officer for calendar year 2021 in the amount of $96,000, payable in monthly installments of $8,000, and by quarterly issuances of $20,000 worth of the Company’s common stock valued at the closing price of the Company’s common stock on the last trading day of each quarter. The quarterly issuance are agreed to be made within five business days of the close of each quarter. No shares have yet been issued.

Grants of Stock and Other Equity Awards

As is outlined above, pursuant to the employment agreement with our CEO, Mr. Tabatabaei is eligible for quarterly stock award issuances of $20,000 worth of the Company’s common stock valued at the closing price of the Company’s common stock on the last trading day of each quarter. The quarterly issuance are agreed to be made within five business days of the close of each quarter. No shares have yet been issued.

Option Exercises

There have been no option exercises.

Long-Term Incentive Plans

We currently do not have any Long-Term Incentive Plans.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date hereof, here is information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons, who pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities are “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The following table is based on 142,756,018 outstanding as of October 26, 2021  and immediately prior to the filing of this prospectus.

Officers, Directors and Others	Amount and Nature of Beneficial Ownership	Percent of Class Beneficial Ownership
Edward Manolos	15,772,828	18.6%
H Smart, Inc.	7,222,222	8.5%
Arman Tabatabaei	3,330,000	3.9%
Dan Van Nguyen	2,888,889	3.4%
Jim Riley (1)	500,000	0.5%
Melissa Riddell (2)	143,333	0.3%
All Directors and Executives as a Group	34,439,494	40.5%

(1) Mr. Riley resigned as director on June 11, 2021.

(2) Ms. Riddell resigned as a director on September 10, 2021.

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

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Robert L. Hymers, III twenty thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. During the year ended August 31, 2021, the Company acquired an additional 37.6% interest in NPE and consolidates the financial information in its consolidated financial statements from the point that control was obtained.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended August 31, 2021 and August 31, 2020 by Boyle CPA, LLC:

	Year Ended August 31, 2021	Year Ended August 31, 2020
Audit Fees(1)	$5,500	$5,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$5,500	$5,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Boyle CPAs, LLC in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

 EXHIBIT INDEX

Corporate Documents Section

3	Certificate of Incorporation	Incorporated by reference to the Company’s Form S-1 filed on August 26, 2019.

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.ii	Amendment to Certificate of Incorporation Increasing Authorized Shares.	Incorporated by reference from the Company’s Form 8-K filed on June 23, 2021.

3.iii	By Laws	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.iv	Aidan & Co. Inc. Formation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.v	Hemp You Can Feel, Inc. Formation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3.vi	Articles of Domestications Nevada	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.

3.vii	Certificate of Conversion Delaware	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2020.

3.viii	Certificates of Designation Series A Preferred Stock	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

4a.	Convertible Promissory Note	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

Material Contracts and Other

10.1	Executive Employment Agreement CEO Arman Tabatabaei	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.2	Change of Control Stock Purchase Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.3	Director Agreement – Robert L. Hymers III	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.4	Director Agreement - Dan Van Nguyen	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019.

10.5	Director Agreement – Edward Manolos	Incorporated by reference from the Company’s Form S-1 filed on August 26, 2019

10.6	Director Agreement – Mellissa Riddell	Incorporated by reference from the Company’s Form 8-K filed February 7, 2020

10.7	Director Agreement – Jim Riley	Incorporated by reference from the Company’s Form 8-K filed November 3, 2020 .

10.8	Private Placement Memorandum – July 3, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.9	Private Placement Memorandum – July 10, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.10	Private Placement Memorandum – July 16, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.11	Private Placement Memorandum – July 19, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.12	Private Placement Memorandum – August 15, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.13	Private Placement Memorandum – August 19, 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.14	Property Lease 520 Grand Ave, Suite 320 Los Angeles, CA 90071	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.15	Property Lease 6130 S Avalon Ave Los Angeles, CA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.16	Resignation of Former CEO Garry McHenry	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.17	Settlement Agreement BOD Resolution Manolos/Nguyen/Others	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.18	Riddell/Kirby Agreements BOD Resolutions	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.19	Paladin Advisors SPA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.20	Costello SPA	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.21	K&J SPA November 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.22	K&J SPA April 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.23	K&J SPA May 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.24	Eagle Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.25	Crown Bridge Note March 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.26	GW Holdings Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.27	Power Up Note December 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.28	Power Up Note February 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.29	BOD Action Acquisition of Action Nutraceuticals July 2019	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.30	Hymers Note January 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.31	Tabatabaei Note February 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.32	Tabatabaei Note Conversion	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.33	Pinnacle Consulting Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.34	Tabular Consulting Agreement	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.35	Crown Bridge Note 2nd tranche May 2020	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

10.36	Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on February 20, 2020.

10.37	Modification Agreement; Lelantos Convertible Notes	Incorporated by reference from the Company’s Form 8-K filed on June 18, 2020.

10.38	Management Agreement; Whisper Weed.	Incorporated by reference from the Company’s Form 8-K filed on July 24, 2020.

10.39	Stock Purchase Agreement; GHS Investments, LLC	Incorporated by reference from the Company’s Form 8-K filed on August 13, 2020.

10.40	Stock Purchase Agreement and Form of Convertible Promissory Note; Natural Plant Extract	Incorporated by reference from the Company’s Form 8-K filed September 1, 2020.

10.41	Share Exchange Agreement; Marijuana Company of America, Inc.	Incorporated by reference from the Company’s Form 8-K filed October 2, 2020.

10.42	Securities Purchase Agreement with Redstart Holdings Corp dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.43	Convertible Promissory Note with Redstart Holdings Corp. dated September 22, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.44	Securities Purchase Agreement with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.45	Convertible Promissory Note with Redstart Holdings Corp. dated October 30, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.46	Ethos Technology Acquisition Agreement dated November 16, 2020	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.47	Securities Purchase Agreement with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.48	Convertible Promissory Note with GW Holdings Group, LLC dated January 12, 2021	Incorporated by reference from the Company’s Form 10-Q filed on January 13, 2021

10.49	Riddell Independent Director Agreement dated February 18, 2021	Incorporated by reference from the Company’s Form S-1 filed on February 26, 2021

10.50	Securities Subscription and Purchase Agreement between Registrant and BHP Capital NY, Inc.	Incorporated by reference from the Company’s Form 8-K filed on February 4, 2021

10.51	Securities Subscription and Purchase Agreement between Registrant and Platinum Point Capital, LLC.	Incorporated by reference from the Company’s Form 8-K filed on February 4, 2021

10.52	Stock Purchase Agreement with Edward Manolos dated January 27, 2021	Incorporated by reference from the Company’s Form 8-K filed on February 2, 2021

10.53	NPE Shareholder Agreement June 5, 2020	Incorporated by reference from the Company’s Form 8-K filed on June 15, 202

10.54	Exchange Agreement and Convertible Note - Robert Hymers	Incorporated by reference from the Company’s Form 8-K filed on June 15, 2021

10.55	Jim Riley Director Resignation Letter	Incorporated by reference from the Company’s Form 8-K filed on June 15, 202

10.56	Amendment to Exchange Agreement - Marijuana Company of America	Incorporated by reference from the Company’s Form 8-K filed on June 11, 2021

10.57	Joint Venture Agreement - MCOA	Incorporated by reference from the Company’s Form 8-K filed on May 18, 2021

10.58	Lease between Valwood Group, LLC and Lynwood Roads Delivery dated July 1, 2020	Incorporated by reference from the Company’s Form 10-Q filed on July 12, 2021

10.59	Assignment and Amendment of Commercial Lease Agreement between Imperial Diversified Holdings, LLC, Valwood Group, LLC and Natural Plant Extract of California, Inc.	Incorporated by reference from the Company’s Form 10-Q filed on July 12, 2021

10.60	Convertible Promissory Note dated March 8, 2021	Incorporated by reference from the Company’s Form 10-Q filed on July 12, 2021

10.61	Convertible Promissory Note dated March 16, 2021	Incorporated by reference from the Company’s Form 10-Q filed on July 12, 2021

10.62	Securities Purchase Agreement dated March 25, 2021	Incorporated by reference from the Company’s Form 10-Q filed on July 12, 2021

10.63	Convertible Promissory Note dated June 16, 2021	Incorporated by reference from the Company’s Form 10-Q filed on July 12, 2021

10.64	Convertible Promissory Note dated July 8, 2021 (Edward Manolos)	Incorporated by reference from the Company’s Form S-1 filed on August 27, 2021

10.65	Convertible Promissory Note dated July 8, 2021 (Dan Van Nguyen)	Incorporated by reference from the Company’s Form S-1 filed on August 27, 2021

10.66	Common Stock Purchase Agreement dated August 23, 2021 with Dutchess Capital Growth Fund, LP	Incorporated by reference from the Company’s Form 8-K filed August 26, 2021.

10.67	Registration Rights Agreement dated August 23, 2021 with Dutchess Capital Growth Fund, LP	Incorporated by reference from the Company’s Form 8-K filed August 26, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 14, 2021

CANNABIS GLOBAL, INC.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arman Tabatabaei with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

December 14, 2021
/s/ Arman Tabatabaei	Chief Executive Officer, Chief Financial Officer and Chairman Principal Executive and Financial Officer)

/s/ Dan Van Nguyen	Director	December 14, 2021

/s/ Edward Manolos	Director	December 14, 2021