Form 10-Q
period 2021-11-30
CANNABIS GLOBAL, INC.
filed 2022-01-18
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Ste. 320
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common	CBGL	None

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

As of the end of the quarterly reporting period ending November 30, 2021 there were 212,454,490 shares of the registrant's common stock outstanding.

As of January 14, 2022, there were 285,159,849 shares of the registrant’s common stock outstanding, respectively.

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended November 30, 2021

ITEM I — FINANCIAL STATEMENTS

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	November 30,	August 31,
	2021	2021

ASSETS
Current Assets:
Cash	$88,944	$30,813
Accounts Receivable	233,034	113,379
Notes Receivable, Current	100,800	100,800
Inventory	323,510	189,081
Other Current Asset	5,994	7,992
Total Current Asset	752,282	442,065

Machinery & Equipment- Net	152,033	218,535

Other Assets
Long-Term Investments	607,000	650,000
Intangible Assets	500,000	500,000
Right of Use Asset	617,477	634,637
Goodwill	8,842,967	8,842,967
Notes Receivable	41,000	41,000
Security Deposit	7,200	9,600

TOTAL ASSETS	$11,519,959	$11,338,804
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$736,182	$730,825
Accounts Payable - Related Party	2,639	2,639
Accrued Interest	212,428	212,202
Due to Joint Venture	135,000	135,000
Notes Payable, Current	944,830	975,043
Right of Use Liability, Current	73,563	71,754
Convertible Notes, Net of Debt Discount of $152,731 and $734,579, respectively	1,040,268	1,206,708
Convertible Notes – Related Party, Net of Debt Discount of $516,935 and $721,393, respectively	613,066	408,607
Series B Convertible Preferred Stock, 1,000,000 shares authorized, 229,250 and 367,750 shares issued and outstanding	47,573	148,775
Derivative Liability	2,154,134	4,747,614
Notes Payable - Related Party	108,039	108,039
Total Current Liabilities	6,067,722	8,747,206
Right of Use Liability, Long-Term	543,914	562,997
Notes Payable	763,490	672,794
Total Liabilities	7,375,126	9,982,997

Stockholder's Equity (Deficit)
,

Preferred Stock, par value $0.0001, 10,000,000 shares Authorized, 6,000,000 shares Issued and Outstanding at November 30, 2021 and August 31, 2021	600	600

Common Stock, par value $0.001, 2,000,000,000 shares Authorized, 212,454,490 shares Issued and Outstanding at November 30, 2021 and 84,940,028 at August 31, 2021, respectively	212,453	84,938
Additional Paid-in Capital	13,885,262	11,591,829
Shares to be issued	2,078	2,078
Accumulated Deficit	(13,512,083)	(13,891,788)

Total Stockholder's Equity (Deficit) Attributable to Cannabis Global, Inc.	588,310	(2,212,343)

Noncontrolling Interest	3,556,523	3,568,150
Total Stockholder's Equity (Deficit)	4,144,833	1,355,807
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$11,519,959	$11,338,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	November 30,	November 31,
	2021	2020

Revenue:
Products Sales	$569,562	$4,530
Total Revenue	569,562	4,530

Cost of Goods Sold	455,968	1,300
Gross Profit	113,594	3,230

Operating Expenses:
Advertising Expenses	9,319	51,022
Consulting Services	—	231,301
Professional Fees	147,737	50,632
General and Administrative Expenses	176,784	114,436
Total Operating Expenses	334,840	447,391

Operating Loss	(221,246)	(444,161)

Other Income (Expense)
Interest Expense	(1,255,486)	(772,755)
Changes in Fair Value of Derivatives	1,772,934	715,677
Gain on Investment	71,876	—
Equity Method Income	—	148,015
Total Other Income (Expense)	589,324	90,937

Net Income (Loss)	$368,078	$(353,224)

Net (Income) Loss Attributable to Noncontrolling Interest	11,627	—
Net Income (Loss) Attributable to Cannabis Global, Inc.	$379,705	$(353,224)

Basic Net Income (Loss) per Common Share	$(0.00)	$(0.02)
Diluted Net Income (Loss) per Common Share	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding
Basic	136,653,564	20,335,239
Diluted	445,003,054	20,335,239

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL INC AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated	Stockholders’ Equity Attributable to Cannabis Global	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Equity
Balance, August 31, 2020	6,000,000	$600	27,082,419	$2,708	1,871,858	$187	$4,618,168	$(6,056,949)	$(1,435,286)	$—	$(1,435,286)
Stock based compensation	—	—	3,400,000	3,400	—	—	179,600	—	183,000	—	183,000
Proceeds from common stock subscriptions	—	—	510,204	510	89,796	90	(600)	—	—	—	—
Common stock issued for investment	—	—	7,222,222	7,222	—	—	642,778	—	650,000	—	650,000
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	1,500,000	1,500	—	—	28,500	—	30,000	—	30,000
Effects of Par value adjustment	—	—	—	24,372	—	1,683	(26,055)	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(353,224)	(353,224)	—	(353,224)
Balance, November 30, 2020	6,000,000	$600	39,714,845	$39,712	1,961,654	$1,960	$5,442,391	$(6,410,173)	$(925,510)	$—	$925,510

Balance, August 31, 2021	6,000,000	$600	84,940,028	$84,938	2,079,654	$2,078	$11,591,829	$(13,891,788)	$(2,212,343)	$3,568,150	$1,355,807
Stock based compensation	—	—	3,326,790	3,327	—	—	86,047	—	89,374	—	89,374
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	124,187,672	124,188	—	—	933,554	—	1,057,742	—	1,057,742
Derivative impact of conversions	—	—	—	—	—	—	1,273,832	—	1,273,832	—	1,273,832
Net Income (Loss)	—	—	—	—	—	—	—	379,705	379,705	(11,627)	368,078
Balance, November 30, 2021	6,000,000	$600	212,454,490	$212,453	2,079,654	$2,078	$13,885,262	$(13,512,083)	$588,310	$3,556,523	$4,144,833

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	368,078	(353,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Non-Cash Interest Expense	1,177,103	665,464
Realized Gain on Investments	(71,876)	—
Equity Method Income From Investments	—	(148,015)
Depreciation Expense	66,502	900
Stock Based Compensation	89,374	183,000
Changes in Fair Value of Derivative Liabilities	(1,772,934)	(715,677)
Right of Use Asset Amortization	17,160	—
Changes In:
Accounts Receivable	(119,655)	(810)
Other Current Assets	1,998	—
Inventory	38,071	(487)
Other Asset	2,400	—
Accounts Payable and Accrued Expenses	36,157	11,230
Accrued Interest	68,668	62,666
Right of Use Lease Liability	(17,274)	—
Net Cash Used in Operating Activities	(116,228)	(294,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Marketable Securities	114,876	—
Net Cash Used In Investing Activities	114,876	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debentures	171,500	427,500
Repayment of Convertible Notes Payable	—	(75,000)
Repayment of Notes Payable	(112,017)	—
Net Cash Provided by Financing Activities	59,483	352,500

Net Increase in Cash	58,131	57,547
Cash at Beginning of Period	30,813	2,338

Cash at End of Period	$88,944	$59,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$44,625
Taxes	$—	$—

Shares for investment	$—	$2,650,000
Inventory acquired with short term note payable	$172,500	$—
Shares issued for Conversion of Notes Payable and Accrued Interest	$1,057,742	$30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

Note 1. Organization and Description of Business

Cannabis Global, Inc. is located at 520 S. Grand Avenue, Suite 320, Los Angeles, California 90071. Our telephone number is (310) 986-4929 and our website is accessible at www.cannabisglobalinc.com. Our shares of Common Stock are quoted on the OTC Markets Pink Tier, operated by OTC Markets Group, Inc., under the ticker symbol “CBGL.”

Historical Development

We incorporated in Nevada in 2005 under the name MultiChannel Technologies Corporation, a wholly owned subsidiary of Octillion Corporation, a development stage technology company focused on the identification, acquisition and development of emerging solar energy and solar related technologies. In April, 2005, we changed our name to MicroChannel Technologies, Inc., and in June, 2008, began trading on the OTC Markets under the trading symbol “MCTC.” Our business focused on research and development of a patented intellectual properties combining physical, chemical, and biological cues at the “cellular” level to facilitate peripheral nerve regeneration.

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

On September 30, 2020, the Company entered into a securities exchange agreement with Marijuana Company of America, Inc., a Utah corporation (“MCOA”). By virtue of the agreement, the Company issued 7,222,222 shares of its unregistered common stock to MCOA in exchange for 650,000,000 shares of MCOA unregistered common stock. The Company and MCOA also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. On June 9, 2021, the parties amended their securities exchange agreement to delete the lock up leak out agreement, and the requirement to conduct quarterly reviews of each party’s respective stock price for purposes of evaluating whether additional share issuances are required to maintain the value of exchanged common shares equal to $650,000. As consideration for the amendment, we issued MCOA 618,000 shares of restricted common stock. We issued the common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities. During the three months ended, the Company sold a total of 43,000,000 shares of common stock of MCOA for cash proceeds of $114,876 and recognized a gain on sale of investment $71,876.

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

On February 16, 2021, we purchased 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), from Alan Tsai, in exchange for the issuance of 1,436,368 common shares. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and the Registrant. By virtue of the transaction, the Registrant acquired 18.8% of the outstanding capital stock of NPE, bringing its total beneficial ownership in NPE to 56.5%. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. By virtue of its 56.5% ownership over NPE, the Company will control production, manufacturing, and distribution of both NPE and Company products. In connection with the MDA, the Registrant became a party to a Shareholders Agreement by and among Edward Manolos, a director of the Company, Robert L. Hymers III, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations concerning operations, management, including restrictions on the transfer of the Shares.

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

We recently announced our acquisition of a 56.5%, controlling interest in Natural Plant Extract (NPE), which operates a licensed cannabis manufacturing and distribution business in Lynwood, California, holding a Type 7 California Manufacturing and a distribution license, allowing for cannabis product distribution anywhere in the state. We plan to use the Lynwood NPE operation, combined with our internally developed technologies, as a testbed to launch multi-state operations as soon as possible after the expected removal of cannabis as a Scheduled substance from the federal CSA is completed, and interstate commerce in cannabis is approved by the federal government. As of the date of this filing, cannabis remains a Schedule 1 controlled substance and so illegal under the CSA. However, As a result of the November, 2020 federal elections, the federal government may move to amend parts of the CSA and de-schedule cannabis as a Schedule 1 drug. In late January, 2021, Senate Majority Leader Chuck Schumer said lawmakers are in the process of merging various cannabis bills, including his own legalization legislation. He is working to enact reform in this Congressional session. This would include the Marijuana Freedom and Opportunity Act, that would federally de-schedule cannabis, reinvest tax revenue into communities most affected by the drug war, and fund efforts to expunge prior cannabis records. It is possible that the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would be incorporated. Other federal legislation under review for possible submission includes the SAFE Banking Act (or Secure and Fair Enforcement Act), a bill that would allow cannabis companies to access the federally-insured banking system and capital markets without the risk of federal enforcement action, and the Strengthening the Tenth Amendment Through Entrusting States Act (or STATES Act), a bill that seeks protections for businesses and individuals in states that have legalized and comply with state laws). As of the date of this filings, none of these draft legislative bills have been signed into law.

Our operations at the Natural Plant Extract facility emphasizes cannabis product manufacturing and distribution. In addition to business opportunities available from cannabis product manufacturing and distribution to all parts of the State of California, we also see strong synergies between NPE operations and our developing technologies in the areas of secure cannabis transport, cannabis infusions, and all-natural polymeric nanoparticle technologies.

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

On April 9, 2021, we entered into a distribution agreement with Lynwood Roads Delivery, LLC (“LDR”). LRD owns a regulatory permit issued by the City of Lynwood permitting commercial retailer non-storefront operation in Lynwood, California. Under the terms of the agreement, the Company’s majority owned subsidiary, Natural Plant Extract of California, via is licensed Northern Lights Distribution, Inc. operation will distribute selected products for LDR.

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

The Company has an accumulated deficit of $13,512,083 as of November 30, 2021, and the Company had a net income of $368,078 and used cash in operations of $116,228. The Company expects to incur additional losses as it executes its business strategy in the cannabis and cannabinoid marketplaces. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of November 30, 2021, and August 31, 2020, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of November 30, 2021.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of November 30, 2021, and August 31, 2021, we had $0 allowance for doubtful accounts.

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. Stock-based compensation during the quarterly reporting periods ended November 30, 2021 and was $89,374 and $183,000, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending November 30, 2021 and 2020, we incurred no income taxes and had no liabilities related to federal or state income taxes.

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

Note 4. Net Income (Loss) Per Share

During three months ending November 30, 2021 and 2020, the Company recorded net income and net loss, respectively. The diluted weighted average shares calculation for the three months ended November 30, 2021 includes 310,066,453 shares of common stock issuable upon conversion of outstanding convertible debt.  Additionally, there were 229,250 shares of Series B Convertible preferred stock that were convertible into 47,258,304 shares of common stock as of November 30, 2021. The dilutive weighted average shares for the three months ended November 30, 2020 excludes the effect of shares issuable upon conversion of debt, as the effect would have been anti-dilutive.

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

On July 9, 2019, the Company, through its Action Nutraceuticals subsidiary, loaned, Split Tee, LLC (“Split Tee”), a venture associated with Director Edward Manolos, $20,000 to engage in an exploratory research project. An additional $20,000 was supplied to Split Tee on August 23, 2019. The loans carry interest at the rate of 10% per annum and are due in one year for issuance. In addition, The Company, via Action Nutraceuticals subsidiary, invoiced Split Tee $5,000 as a consulting fee. Because of Mr. Manolos’ association as a director, the Company believes these transactions are defined by 17 CFR § 229.404 - (Item 404) Transactions with related persons, promoters and certain control persons, which would require specific disclosures under the section cited. As of the end of the fiscal year August 31, 2020, the Company determined it is not likely that repayment of the $40,000 note would occur, thus the Company booked an allowance for Bad Debt expense for the amount, bringing the note balance to zero 0, as of the end of the fiscal year ending August 31, 2020.

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

As a result of the NPE acquisition, we recognized a non-controlling interest as of the date of the acquisition of $3,849,293, and recognized a loss on the acquisition of $454,768 during the year ended August 31, 2021. Our consolidated revenues and net loss for the fiscal year ended August 31, 2021 included the results of operations since the acquisition date of NPE of $1,574,461 and net loss of $746,824, respectively.

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

On August 31, 2020, the Company issued a convertible note payable and a note payable to Robert L. Hymers III in connection with the acquisition of an 18.8% equity interest in NPE. See Note 11 and Note 7.

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

On January 27, 2021 the Company closed a material definitive agreement (MDA) with Edward Manolos, a director and related party. Pursuant to the MDA, the Company purchased from Mr. Manolos 266,667 shares of common stock in Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. NPE operates a licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California. NPE is a privately held corporation. Under the terms of the MDA, the Registrant acquired all beneficial ownership over the NPE shares in exchange for a purchase price of two million forty thousand dollars ($2,040,000). In lieu of a cash payment, the Registrant agreed to issue Mr. Manolos 11,383,929 restricted common shares, valued for purposes of the MDA at $0.1792 per share. In connection with the MDA, the Registrant became a party to a Shareholders Agreement by and among Alan Tsai, Hymers, Betterworld Ventures, LLC, Marijuana Company of America, Inc. and NPE. The Shareholders Agreement contains customary rights and obligations, including restrictions on the transfer of the Shares. Additionally, the Registrant intends, upon completion of the terms and conditions of the Material Definitive Agreement, to control the production, manufacturing and distribution of both NPE and the Registrant’s products.

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

Complementary to the Share Exchange Agreement, Registrant and MCOA entered into a Lock-Up Agreement dated September 30, 2020 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance, and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month. On June 9, 2021, the parties amended their securities exchange agreement to delete the lock up leak out agreement, and the requirement to conduct quarterly reviews of each party’s respective stock price for purposes of evaluating whether additional share issuances are required to maintain the value of exchanged common shares equal to $650,000. As consideration for the amendment, we issued MCOA 618,000 shares of restricted common stock. During the three months ended, the Company sold a total of 43,000,000 shares of common stock of MCOA for cash proceeds of $114,876, and recognized a gain on sale of investment $71,876.

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

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. At maturity, on May 31, 2020, (i) the Company received forbearance agreements for the two tranches of $225,000 each whereby the maturity date was extended to July 15, 2020 and the interest rate was increased to 9%; and (ii) the $50,000 note and all accrued interest thereon, in the amount of $747, was forgiven. Accordingly, the Company recognized a gain for debt forgiveness of $50,747. On June 15, 2020, the Company entered into a modification agreement relative to the February 12, 2020 issued notes. Pursuant to the modification agreement, the Company issued a promissory note to Lantos in the amount of five hundred thousand dollars ($500,000). The Company may prepay the note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance. As of November 30, 2021, the carrying value of the notes was $450,000 and accrued interest payable was $64,800. As of August 31, 2021, the carrying value of the notes was $450,000 and accrued interest payable was $55,824.

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of November 30, 2021, the carrying value of the note was $100,000 and accrued interest payable was $14,400. As of August 31, 2021, the carrying value of the note was $100,000 and accrued interest payable was $12,405.

Note 11. Convertible Notes Payable

On January 12, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $115,500, with an accredited investor. The note is convertible beginning 61 days from issuance at a fixed conversion price of $0.10 per share or 60% or the lowest trading price for ten days prior to conversion in the event that the Company’s stock trades at less than $0.10 per share. The Company received net proceeds of $100,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $115,500, which is being amortized to interest expense through the maturity date. During the quarter ended November 30, 2021, the lender converted principal and accrued interest of $40,000 and $3,112 into 6,676,057 shares of common stock. As of November 30, 2021, the Company repaid all principal and accrued interest in full.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal of $125,0000 into 2,647,410 shares of common stock. During the three months ended November 30, 2021, the lender converted principal and accrued interest of $118,875 and $9,543 into 11,446,165 shares of common stock. As of November 30, 2021, the Company repaid all principal and accrued interest in full.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal and accrued interest of $15,000 and $2,250 into 208,191 shares of common stock. During the three months ended November 30, 2021, the lender converted principal and accrued interest of $228,875 and $14,307 into 27,063,391 shares of common stock. As of November 30, 2021, the Company repaid all principal and accrued interest in full.

On March 8, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. During the three months ended November 30, 2021, the Company incurred default principal of $75,250 and the lender converted principal and accrued interest of $60,000 and $16,278 into 13,504,391 shares of common stock. As of November 30, 2021, the carrying value of the notes was $172,524, net of discount of $57,726, and accrued interest was $565. This loan is in default

On March 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. During the three months ended November 30, 2021, the lender converted principal and accrued interest of $215,000 and $12,372 into 30,087,611 shares of common stock. As of November 30, 2021, the Company repaid all principal and accrued interest in full.

On May 20, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor. The note is convertible at 60% of the average of the three lowest trading prices for 15 days prior to conversion. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. As of November 30, 2021, the carrying value of the note was $96,096, net of discount of $60,904, and accrued interest was $5,528.

On June 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $135,000, with an accredited investor. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 65% of the average two (2) lowest trading prices for the common stock during the fifteen (15) trading day ending on the latest complete trading day prior to the conversion date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. As of November 30, 2021, the carrying value of the note was $127,541, net of discount of $7,459, and accrued interest was $4,941.

On August 4, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $110,000, with an accredited investor. The Company received net proceeds of $89,000. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $110,000, which is being amortized to interest expense through the maturity date. As of November 30, 2021, the carrying value of the note was $95,789, net of discount of $14,211, and accrued interest was $2,194.

On September 22, 2021, the Company entered into a $25,000 convertible promissory note with a vendor to settled approximately $21,000 of outstanding accounts payable. The note matures on March 22, 2022, is non-interest bearing, and can be converted at the holders option into common stock of the Company at 65% of the lowest trading price of the common stock for the 20 days prior to conversion. As of November 30, 2021, the carrying value of the note was $12,569, net of discount of $12,431, and accrued interest was $473.

Series B Convertible Preferred Stock

On February 28, 2021 the Company filed a Certificate of Designation of Preferences, Rights of Series B Preferred Stock. The Series B Convertible Preferred stock has 1,000,000 shares authorized, has a par value of $0.001 per share and a stated value of $1.00. Each share of Series B Preferred Stock will carry an annual dividend in the amount of eight percent (8%) of the Stated Value (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation or conversion. The Series B is convertible into  shares of common stock at a rate of 63% of the market price, based on the average of the two lowest trading prices during the previous 15 days. Additionally, the Series B Convertible Preferred Stock is mandatorily redeemable 16 months from the issuance date in cash. Upon the occurrence of an Event of Default (as defined herein), the Dividend Rate shall automatically increase to twenty two percent (22%). Based on the terms of the Series B Preferred Stock Purchase Agreement, and in accordance with ASC 480-10, the instruments are accounted for as a liability.

During the year ended August 31, 2021, the Company entered into five Series B Preferred Stock Purchase Agreements for an aggregate amount of $367,750, with an accredited investor. During the three months ended November 30, 2021, the lender converted principal and accrued interest of $320,750 and $12,830 into 35,410,057 shares of common stock.

During the three ended November 30, 2021, the Company entered into three Series B Preferred Stock Purchase Agreements for an aggregate amount of $182,000, with an accredited investor. The Company received cash proceeds of $ 171,500, and recognized total discount of $182,000 related to the embedded conversion feature with variable exercise price terms.

As of November 30, 2021, the carrying value of the Series B Convertible Preferred Stock liability in aggregate was $47,323, net of discount of $181,677, and accrued interest was $2,874.

As of November 30, 2021, there were 229,250 shares of Series B Convertible Preferred Stock outstanding.

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

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Hymers Twenty Thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these two transactions, the Company beneficially controls approximately 37% of the equity of NPE. After this transaction, a venture capital company controls 40% of the equity interests in NPE, the Company, Alan Tsai and Edward Manolos each control 18.8% and one other entity controls 3.5%. As Of November 30, 2021, the principal balance on the note payable to Mr. Hymers was $690,000 and accrued interest was $86,203

The Company evaluated its interest in NPE as of August 31, 2020 under ASC 810. Management determined that it had a variable interest in NPE, but that NPE does not meet the definition of a variable interest entity, and does not have an indirect voting interest of greater than 50%. Based on these factors, the investment in NPE by the Company, the investment in NPE will be accounted for as an equity method investment under the measurement alternative available under ASC 321 with the Company recording its share of the profits and losses of NPE at each reporting period. The initial investment balance was $1,714,903 based on the initial fair value estimate of the note payable and convertible note payable issued as consideration for the investment. The Company subsequently acquired control of NPE and began consolidating the results of operations into its financial statements, as described in Note 7.

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

At the issuance date of the convertible notes payable during the three months ended November 30, 2021, the Company estimated the fair value of all embedded derivatives of $453,286 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 303% to 307%, (3) risk-free interest rate of 0.05% to 0.15%, and (4) expected life of 0.50 years to 1.0 years.

On November 30, 2021, the Company estimated the fair value of the embedded derivatives of $2,154,134 using the Black Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 306%, (3) risk-free interest rate of 0.10% to 0.24%, and (4) expected life of 0.12 to 0.9 years.

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

As of November 30, 2021, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of November 30, 2021 and August 31, 2021:

	November 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,154,134	$—	$—	$2,154,134

	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$4,747,614	$—	$—	$4,747,614

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended November 30, 2021:

Balance, August 31, 2021	$4,747,614
Transfers in due to issuance of convertible promissory notes	453,286
Transfers out due to conversions of convertible promissory notes	(1,273,832)
Change in derivative liability for the three months ended November 30, 2021	(1,772,934)

Balance, November 30, 2021	$2,154,134

The total impact to the Company’s consolidated statement of operations for the three ended November 30, 2021 was a gain of $1,772,934, representing the impact of retirement of derivative liabilities from payments on convertible promissory notes and the change in fair value of remaining derivative liabilities as of November 30, 2021.

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

 Note 13. Common Stock

As of November 30, 2021, there were 212,454,490 shares of Common Stock issued and outstanding. As of the date of this filing, January 14, 2022, there were 285,159,849 shares of Common Stock issued and outstanding.

On October 13, 2021, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000,000.

On January 6, 2022, the Company amended its articles of incorporation to increase the number of authorized common shares to 2,000,000,000.

During the three months ended November 30, 2021, the Company issued 35,410,057 shares of common stock pursuant to the conversion of 320,750 shares of Series B Convertible Preferred stock, and accrued interest of $12,830.

During the three months ended November 30, 2021, the Company issued 88,777,615 shares of common stock pursuant to the conversion of a total of $662,750 in principal and $55,612 in accrued interest and fees from three lenders.

During the three months ended November 30, 2021, the Company issued a total of 3,326,790 shares of common stock with a fair value of $89,374 to vendors for services rendered.

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

 Note 15. Subsequent Events

On December 29, 2021, the Company issued 10,475,053 shares of common stock pursuant to the conversion of a total of $24,774 in principal, $15,250 from a convertible note with Robert Hymers, a related party.

Subsequent to November 30, 2021, the Company issued 59,230,306 shares of common stock pursuant to the conversion of a total of $156,066 in principal, $15,250 in default principal, and $7,693 in accrued interest and fees from three lenders.

On January 3, 2022, the Company issued a promissory note for proceeds of $100,000 at 10% per annum with a maturity date of January 3, 2023. The principal amount and the guaranteed interest shall be due an payable in seven equal monthly payment of $15,714, commencing on June 3, 2022 and continuing until maturity date. In the event of default, the note is convertible into shares of common stock of the Company based on 90% of the lowest trading price during the previous 10 days. In connection with the note, the Company issued the lender 3,000,000 shares of common stock.

On January 6, 2022, the Company sold a convertible note to an accredited investor for proceeds of $120,000 at 8% per annum with a maturity date of January 6, 2023 with a Variable Conversion Price at a discount rate of 40% for the lowest Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On January 6, 2022, the Company increased its authorized shares from one billion to two billion shares.

Subsequent to November 30, 2021, the Company sold 160,000,000 shares of MCOA for total proceeds of $140,400.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended November 30, 2021, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Description of Business

Cannabis Global operates multiple cannabis businesses in California. The Company also has an active research and development programs in hemp and cannabis. Our previous research and development of industrial hemp, and industrial hemp-based CBD products, are currently suspended pending regulatory guidance from the U.S. Food and Drug Administration.

The Company operates and manages Natural Plant Extract of California, Inc. (NPE) which holds two active California cannabis licenses: (i) a Type 7 Manufacturing License; and, (ii) a Distribution License. These licenses allow NPE to distribute cannabis products in the State of California. Our operations at the NPE facility emphasize product manufacturing and distribution. We began taking customer orders for products manufactured at the NPE facility on April 21, 2021. These products included several types of cannabis products, including

• Cannabis flower packaged in various weights, which are sold to California licensed cannabis retailers and distributors;

• Cannabis Pre-rolls, which are sold to California licensed cannabis retailers and distributors; and,

• Cannabis edible products, which are sold to California licensed cannabis retailers and distributor

The cannabis products are Schedule 1 Controlled Substances under the CSA, and so are illegal under federal law (see Cautionary Note to Investors and Risk Factors)

Our sales from the above product categories amount to 97% of our operating revenues. Our cannabis research and development efforts have not generated material revenue as of the date of this Prospectus

On April 18, 2020, we formed a subsidiary Hemp You Can Feel, Inc., a California corporation (“HYCF”), as a wholly owned subsidiary of the Company. HYCF will be engaged in research and development of hemp and CBD products. However, HYCF’s operations are currently suspended pending regulatory guidance from the U.S. Food and Drug Administration.

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

Cannabis-Related Research and Development

Cannabis Global also has an active research and development program primarily focused on creating and commercialize engineered technologies delivering hemp extracts and cannabinoids to the human body. Additionally, we invest, or provide managerial services, in specialized areas of the regulated hemp and cannabis industries. Thus far, the Company has filed six provisional patents, three non-provisional patents.

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

Trademark applications are as follows:

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

 Our research and development consisted of the following products, none of which are available for sale as of the date of this filing:

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

Management Services for Whisper Weed

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of November 30, 2021, the Company has not issued the common or preferred shares, and the business is in the development stage.

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

Employees

As of November 30, 2021, we have three employees, including Arman Tabatabaei, our chief executive officer and chief financial officer. The Company also relies on the services of multiple contractors and service providers that perform various R&D, operational and financial related services for the organization.

Results of Operations

For the Three months Ended November 30, 2021 and November 30, 2020

Company revenues for the quarterly financial period ending November 30, 2021, were $569,562 compared to $4,530 reported during the quarterly financial period ending November 30, 2020. The increase was primarily attributable to several factors, including: 1) inclusion of consolidated revenues after acquiring a controlling position in Natural Plant Extract of California, Inc. 2) reorganization of our distribution business and the signing of new customer accounts, and 3) beginning of contract manufacturing for cannabis products.

During the financial period ending November 30, 2021, cost of goods sold was $455,968 compared to $1,300 for the year earlier period. The increase was mainly attributable the inclusion of consolidated revenues and associated costs of goods sold after acquiring a controlling position in Natural Plant Extract of California, Inc. While quarterly financial period ending November 30, 2021 reports NPE related revenues, no such revenues and cost of goods sold were included during the quarterly financial period ending November 30, 2020,

During the financial period ending November 30, 2021, the Company decreased operating expense to $334,840 from $447,391 for the financial period ending November 30, 2020. These decreases were mainly attributable to lower fees for consulting services and professional fees. These decreases were offset by an increases in professional fees and general and administrative fees to $98,105 and $62,348 for the financial period ending November 30, 2021 compared to the financial period ending November 30, 2020, respectively. The increase in general and administrative fees was primarily due to the reorganization of business activities after assuming control of NPE.

Interest expenses for the financial period ending November 30, 2021 were $1,255,486 compared to $772,775 for the financial period ending November 30, 2020. The increase was attributable to high levels of funding obtain to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the financial period ending November 30, 2021, net income was $368,078 compared to net loss of $353,224 for the financial period ending November 30, 2020. The net income in the current period was primarily due to the gain on change in fair value of the derivative liabilities of $1,772,934. The Company also recognized a gain on sale of investments of $71,876.

The net income financial period ending November 30, 2021, results in a loss per share of $0.00, compared to a loss of $0.02 per share during the same period one-year ago.

Liquidity and Capital Resources

As of November 30, 2021 and August 31, 2021 our cash and cash equivalent balances were $88,944 and $30,813, respectively.

Our primary internal sources of liquidity during the three months ended November 30, 2021 were provided by proceeds from the issuance of convertible notes payable, Series B Convertible preferred stock, and the sale of unregistered common shares of the Company as follows:

On October 14, 2021, the Company sold 68,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $68,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On November 2, 2021, the Company sold 58,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $58,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On November 9, 2021, the Company sold 55,000 Preferred Series B shares to an accredited investor, realizing gross proceeds of $55,000, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

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

Other Contractual Obligations

Our Company entered into a one-year lease during August of 2019 for a commercial food production facility located in Los Angeles, California. The one-year lease at a base rate of $3,600 per month through September of 2020. Subsequent to the end of the financial reporting period, ending November 30, 2021, the Company agreed to extend the lease for commercial food production facility located in Los Angeles, California, on a month-to-month basis. As of November 30, 2021, the obligation was completed with the month-to-month contact ending in that date.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2021, however we consider our critical accounting policies to be those related to derivative financial instruments.

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

As of the quarter ended November 30, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of November 30, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows.

Item 2. Sales of Unregistered Securities

On October 14, 2021, the Company sold 68,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $68,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

On November 2, 2021, the Company sold 58,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $58,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

On November 9, 2021, the Company sold 55,000 Preferred Series B shares to an accredited investor, realizing gross proceeds of $55,000, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

On January 3, 2022, the Company issued a promissory note for proceeds of $100,000 at 10% per annum with a maturity date of January 3, 2023.The principal amount and the guaranteed interest shall be due an payable in seven equal monthly payment of $15,714, commencing on June 3, 2022 and continuing until maturity date. In the event of default, the note is convertible into shares of common stock of the Company based on 90% of the lowest trading price during the previous 10 days. The Company also issued the lender 3,000,000 shares of common stock.

On January 6, 2022, the Company sold a convertible note to an accredited investor for proceeds of $120,000 at 8% per annum with a maturity date of January 6, 2023 with a Variable Conversion Price at a discount rate of 40% for the lowest Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits

Corporate Documents Section

3	Certificate of Incorporation	Incorporated by reference to the Company’s Form S-1 filed on August 26, 2019.

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form 8-K filed on June 17, 2021

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form 8-K filed October 19, 2021

3i	Amendment to Certificate Incorporation	Incorporated by reference from the Company’s Form 8-K filed January 12, 2022

3.ii	By Laws	Incorporated by reference from the Company’s Form S-1 filed on August 27, 2021

10.1	Distribution Agreement	Incorporated by reference from the Company’s Form 8-K filed November 12, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

101.INS	iXBRL Instance Document	Filed Herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	iXBRL Taxonomy Extension Schema	Filed Herewith

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 14, 2022

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director