Form 10-Q
period 2022-02-28
CANNABIS GLOBAL, INC.
filed 2022-04-19
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Ste. 320
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common	CBGL	None

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

As of the end of the quarterly reporting period ending February 28, 2022 there were 509,142,691 shares of the registrant's common stock outstanding.

As of April 19, 2022, there were 509,142,691  shares of the registrant’s common stock outstanding, respectively.

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended February 28, 2022

ITEM I — FINANCIAL STATEMENTS

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	February 28,	August 31,
	2022	2021

ASSETS
Current Assets:
Cash	$604,001	$30,813
Accounts Receivable	451,577	113,379
Notes Receivable, Current	21,000	100,800
Inventory	195,548	189,081
Other Current Asset	10,496	7,992
Total Current Asset	1,282,622	442,065

Machinery & Equipment- Net	1,015,545	218,535

Other Assets
Long-Term Investments	407,000	650,000
Intangible Assets	3,870,000	500,000
Right of Use Asset	599,767	634,637
Goodwill	7,925,000	8,842,967
Notes Receivable	41,000	41,000
Security Deposit	7,200	9,600

TOTAL ASSETS	$15,148,134	$11,338,804
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$744,397	$730,825
Accounts Payable - Related Party	2,639	2,639
Accrued Interest	147,106	212,202
Due to Joint Venture	—	135,000
Notes Payable, Current	890,441	975,043
Right of Use Liability, Current	75,417	71,754
Convertible Notes, Net of Debt Discount of $821,015 and $734,579, respectively	748,815	1,206,708
Convertible Notes – Related Party, Net of Debt Discount of $124,164 and $721,393, respectively	1,129,992	408,607
Series B Convertible Preferred Stock, 1,000,000 shares authorized, 277,750 and 367,750 shares issued and outstanding	172,392	148,775
Derivative Liability	1,942,485	4,747,614
Notes Payable - Related Party	108,039	108,039
Total Current Liabilities	5,961,723	8,747,206
Right of Use Liability, Long-Term	524,350	562,997
Notes Payable	731,025	672,794
Total Liabilities	7,217,098	9,982,997

Stockholder's Equity
Preferred Stock, par value $0.0001, 10,000,000 shares Authorized, 6,000,000 shares Issued and Outstanding at February 28, 2022 and August 31, 2021	600	600
Common Stock, par value $0.001, 3,000,000,000 shares Authorized, 509,142,691 shares Issued and Outstanding at February 28, 2022 and 84,940,028 at August 31, 2021, respectively	509,141	84,938
Additional Paid-in Capital	16,995,195	11,591,829
Shares to be issued	2,078	2,078
Accumulated Deficit	(14,015,507)	(13,891,788)

Total Stockholder's Equity (Deficit) Attributable to Cannabis Global, Inc.	3,491,507	(2,212,343)

Noncontrolling Interest	4,439,529	3,568,150
Total Stockholder's Equity	7,931,036	1,355,807
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,148,134	$11,338,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021

Revenue:
Products Sales	$627,390	$25,816	$1,196,952	$30,226
Total Revenue	627,390	25,816	1,196,952	30,226

Cost of Goods Sold	767,896	6,653	1,223,864	7,953
Gross Profit	(140,506)	19,163	(26,912)	22,273

Operating Expenses:
Advertising Expenses	14,644	(498)	23,963	50,524
Consulting Services	6,500	20,750	6,500	252,051
Professional Fees	122,337	129,263	271,074	179,895
General and Administrative Expenses	794,743	282,056	971,527	396,492
Total Operating Expenses	938,224	431,571	1,273,064	878,962

Operating Loss	(1,078,730)	(412,408)	(1,299,976)	(856,689)

Other Income (Expense)
Interest Expense	(2,487,747)	(1,933,728)	(3,743,233)	(2,706,483)
Changes in FV of Derivatives	1,715,626	593,235	3,488,560	1,308,912
Other Income	—	1,522	—	1,642
Loss on impairment	(60,000)	—	(60,000)	—
Loss on settlement	(165,000)	—	(165,000)	—
Gain (loss) on investment	(10,909)	—	60,967	—
Gain on acquisition	454,768	—	454,768	—
Equity method income (loss)	934,867	(359,391)	934,867	(211,376)
Total Other Income (Expense)	381,605	(1,698,362)	970,929	(1,607,305)

Net Loss	(697,125)	(2,100,770)	(329,047)	(2,463,994)

Net income attributable to noncontrolling interest	193,701	—	205,328	—

Net loss attributable to Cannabis Global, Inc.	$(503,424)	$(2,110,770)	$(123,719)	$(2,463,994)

Basic Loss per Common Share	$(0.00)	$(0.05)	$(0.00)	$(0.06)
Diluted Loss per Common Share	$(0.00)	$(0.05)	$(0.00)	$(0.06)

Weighted Average Common Shares
Outstanding - Basic	271,165,969	43,196,439	233,056,112	39,744,494
Weighted Average Common Shares
Outstanding - Diluted	271,165,969	43,196,439	233,056,112	39,744,494

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated	Stockholders' Equity Attributable to Cannabis	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Global Inc.	Interest	Equity

Balance, August 31,2020	6,000,000	600	27,082,419	2,708	1,871,858	$187	$4,618,168	$(6,056,949)	$(1,435,286)	$—	$(1,435,286)
Stock based compensation	—	—	3,400,000	3,400	—	—	179,600	—	183,000	—	183,000
Proceeds from common stock subscriptions	—	—	510,204	510	89,796	90	(600)	—	—	—	—
Common stock issued for investment	—	—	7,222,222	7,222	—	—	642,778	—	650,000	—	650,000
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	1,500,000	1,500	—	—	28,500	—	30,000	—	30,000
Effects of Par value adjustment	—	—	—	24,372	—	1,683	(26,055)	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(353,224)	(353,224)	—	(353,224)
Balance, November 30, 2020	6,000,000	600	39,714,845	39,712	1,961,654	1,960	5,442,391	(6,410,173)	(925,510)	—	(925,510)

Stock based compensation	—	—	4,106,543	4,107	(600,000)	(600)	335,827	—	339,334	—	339,334
Proceeds from common stock subscriptions	—	—	6,516,667	6,517	—	—	384,483	—	391,000	—	391,000
Common stock issued for investment	—	—	12,820,297	12,820	—	—	2,209,355	—	2,222,175	3,849,293	6,071,468
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	3,047,335	3,047	—	—	213,682	—	216,729	—	216,729
Derivative impact of conversions	—	—	—	—	—	—	276,975	—	276,975	—	276,975
Net Loss	—	—	—	—	—	—	—	(2,110,770)	(2,110,770)	—	(2,110,770)
Balance, February 28, 2021	6,000,000	600	66,205,687	66,203	1,361,654	1,360	8,862,713	$(8,520,943)	409,933	3,849,293	4,259,226

Balance, August 31, 2021	6,000,000	$600	84,940,028	$84,938	2,079,654	$2,078	$11,591,829	$(13,891,788)	$(2,212,343)	$3,568,150	$1,355,807
Stock based compensation	—	—	3,326,790	3,327	—	—	86,047	—	89,374	—	89,374
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	124,187,672	124,188	—	—	933,554	—	1,057,742	—	1,057,742
Derivative impact of conversions	—	—	—	—	—	—	1,273,832	—	1,273,832	—	1,273,832
Net Income (Loss)	—	—	—	—	—	—	—	379,705	379,705	(11,627)	368,078
Balance, November 30, 2021	6,000,000	600	212,454,490	212,453	2,079,654	2,078	13,885,262	(13,512,083)	588,310	3,556,523	4,144,833

Common stock issued in settlement of convertible notes payable and accrued interest	—	—	195,388,201	195,388	—	—	371,671	—	567,059	—	567,059
Common stock issued related to joint venture	—	—	75,000,000	75,000	—	—	225,000	—	300,000	—	300,000
Discount on convertible notes	—	—	3,000,000	3,000	—	—	22,200	—	25,200	—	25,200
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	23,300,000	23,300	—	—	(23,300)	—	—	—	—
Derivative impact of conversions	—	—	—	—	—	—	785,109	—	785,109	—	785,109
Acquisition measurement period adjustment	—	—	—	—	—	—	1,729,253	—	1,729,253	1,076,707	2,805,960
Net Loss	—	—	—	—	—	—	—	(503,424)	(503,424)	(193,701)	(697,125)
Balance, February 28, 2022	6,000,000	$600	509,142,691	$509,141	2,079,654	$2,078	$16,995,195	$(14,015,507)	$3,491,507	$4,439,529	$7,931,036

The accompanying notes are an integral part of these unaudited consolidated financial statements

 CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	(329,047)	(2,463,994)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-Cash Interest Expense	3,443,624	2,342,280
Realized Gain on Investments	(60,967)	—
Joint venture settlement	165,000	—
Impairment loss	60,000	—
Gain on acquisition accounting	(454,768)	—
Equity Method (Income) Loss From Investments	(934,868)	211,376
Depreciation Expense	892,955	1,798
Stock Based Compensation	89,374	522,334
Changes in Fair Value of Derivative Liabilities	(3,488,560)	(1,308,912)
Right of Use Asset Amortization	34,870	—
Changes In:
Accounts Receivable	(338,198)	(24,767)
Other Current Assets	(2,504)	—
Inventory	166,033	(104,817)
Other Asset	82,200	—
Accounts Payable and Accrued Expenses	65,896	(61,053)
Accrued Interest	190,227	111,311
Right of Use Lease Liability	(34,984)	—
Net Cash Used in Operating Activities	(453,717)	(774,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	—	2,200
Purchase of property, plant and equipment	(6,402)	—
Sale of Marketable Securities	303,967	—
Net Cash Provided by Investing Activities	297,565	2,200

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debentures	1,065,320	1,086,000
Proceeds from issuance of common stock	—	391,000
Repayment of Convertible Notes Payable	(137,109)	(578,000)
Repayment of Convertible Notes Payable	45,000	5,093
Repayment of Notes Payable	(243,871)	—
Net Cash Provided by Financing Activities	729,340	904,093

Net Increase in Cash	573,188	131,849
Cash at Beginning of Period	30,813	2,338

Cash at End of Period	$604,001	$134,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$81,838	$188,292
Taxes	$—	$—

Shares issued and loan incurred for acquisition of intangible assets	$—	$650,000
Inventory acquired with short term note payable	$172,500	$—
Shares issued for Conversion of Notes Payable and Accrued Interest	$1,357,742	$246,729
Common stock issued for acquisition of NPE	$—	$2,222,175
Increase in noncontrolling interest from acquisition of NPE	$—	$3,849,293
Common stock issued related to joint venture	$300,000	$—
Discount on convertible notes	$25,200	$—
Acquisition measurement period adjustment	$2,805,960	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

On May 6, 2020, we signed a joint venture agreement with RxLeaf, Inc. (“RxLeaf”) a Delaware corporation, creating a joint venture for the purpose of marketing the Company’s products to consumers. Under the terms of the agreement, the Company will produce products, which will be sold by RX Leaf via its digital marketing assets. The Company agreed to share the profits from the joint venture on a 50/50 basis. As of the date of this filing, the joint venture has no operations.

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months, and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of the date of this filing, the Company has not issued the common or preferred shares, and the business is in the development stage.

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

On September 30, 2020, the Company entered into a securities exchange agreement with Marijuana Company of America, Inc., a Utah corporation (“MCOA”). By virtue of the agreement, the Company issued 7,222,222 shares of its unregistered common stock to MCOA in exchange for 650,000,000 shares of MCOA unregistered common stock. The Company and MCOA also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. On June 9, 2021, the parties amended their securities exchange agreement to delete the lock up leak out agreement, and the requirement to conduct quarterly reviews of each party’s respective stock price for purposes of evaluating whether additional share issuances are required to maintain the value of exchanged common shares equal to $650,000. As consideration for the amendment, we issued MCOA 618,000 shares of restricted common stock. We issued the common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities. During the six months ended February 28, 2022, the Company sold a total of 243,000,000 shares of common stock of MCOA for cash proceeds of $303,967 and recognized a gain on sale of investment $60,967.

On November 16, 2020, we entered into a business acquisition agreement with Ethos Technology LLC, dba Comply Bag, a California limited liability company (“Ethos”). Ethos is a business in the market for cannabis trackable storage bags. By virtue of the agreement, Ethos sold, assigned, and transferred to the Company all of Ethos’ business, including all of its assets and associated liabilities, in exchange for the Company’s issuance of an aggregate of 6,000,000 common shares. 3,000,000 shares were due at signing, with 1,500,000 shares being issued to Edward Manolos, and 1,500,000 shares being issued to Thang Nguyen. Mr. Manolos is our director and a related party. Mr. Nguyen is the brother of Dan Van Nguyen, our director, and a related party. After Ethos ships orders for Ethos products equaling $1,000,000 to unaffiliated parties, the Company will issue to Messrs. Manolos and Nguyen an additional 1,500,000 shares of common stock each. At the closing we sold an aggregate 3,000,000 shares of Company common stock, par value $0.001, equal in value to $177,000 based on closing price on November 16, 2020. Of the total sold, 1,500,000 shares of common stock were sold to Edward Manolos and 1,500,000 shares of common stock were sold to Thang Nguyen. We issued the above shares of its common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities.

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

On May 12, 2021, The Company and Marijuana Company of America (MCOA) agreed to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County, and the State of California. We own a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California. As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. We agreed to provide use of our manufacturing and distribution licenses; access to the Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations. Our ownership of the joint venture was agreed to be 60% and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture were also agreed to be distributed as 60% to us and 40% to MCOA. MCOA contributed $135,000 of cash to the joint venture for its operations. On January 26, 2022, the Company entered into a partial settlement agreement amendment to joint venture agreement with MCOA. Per the agreement, the Company issued 75,000,000 shares valued to settle the $135,000 contributed by MCOA. As a result, the Company recorded a $165,000 loss on settlement of joint venture. As of the date of this filing, the joint venture is in the development stage.

Current Business Operations

Cannabis Global manufactures and distributes various cannabis products via its majority ownership of Natural Plant Extract, Inc., sells the Ethos Comply Bag, and generally conducts research and development in the areas of hemp, cannabis and consumer food goods.

We recently announced our acquisition of a 56.5%, controlling interest in Natural Plant Extract (NPE), which operates a licensed cannabis manufacturing and distribution business in Lynwood, California, holding a Type 7 California Manufacturing and a distribution license, allowing for cannabis product distribution anywhere in the state. We plan to use the Lynwood NPE operation, combined with our internally developed technologies, as a testbed to launch multi-state operations as soon as possible if cannabis is removed as a Scheduled substance from the federal Controlled Substances Act (“CSA”), and interstate commerce in cannabis is approved by the federal government. As of the date of this filing, cannabis remains a Schedule 1 controlled substance and so illegal under the CSA.

Our operations at the Natural Plant Extract facility emphasizes regulated cannabis product manufacturing and distribution. In addition to business opportunities available from regulated cannabis product manufacturing and distribution to all parts of the State of California, we also see strong synergies between NPE operations and sales of our Ethos technology Comply Bag, and our developing technologies including the areas of cannabis infusions, and all-natural polymeric nanoparticle technologies.

We also have an active research and development program primarily focused on creating and commercializing engineered technologies that deliver hemp extracts and cannabinoids to the human body. Additionally, we invest, or provide managerial services, in specialized areas of the regulated hemp and cannabis industries. Thus far, the Company has filed six provisional patents, three non-provisional patents and recently announced its "Comply Bag" secure cannabis transport system with integrated track and trace capabilities via smartphones, which is available for purchase now.

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

On May 12, 2021, we entered into an agreement to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County, and the State of California. The Registrant owns a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California. As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. We agreed to provide use of NPE’s manufacturing and distribution licenses; access to its Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations. Ownership of the joint venture was agreed to be 60% in us and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture was also agreed to be distributed as 60% to us and 40% to MCOA. Development of the joint venture is ongoing and is considered in the development stage. On January 26, 2022, the Company and MCOA entered into a settlement agreement, whereby the Company agreed to issue MCOA 75,000,000 shares of common stock. As of the date of this filing, the joint venture is in the development stage.

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

The Company has an accumulated deficit of $14,015,507 as of February 28, 2022, and the Company had a net loss of $329,047 and used cash in operations of $453,717. The Company expects to incur additional losses as it executes its business strategy in the cannabis and cannabinoid marketplaces. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of February 28, 2022, and August 31, 2021, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of February 28, 2022.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of February 28, 2022, and August 31, 2021, we had $0 allowance for doubtful accounts.

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. Stock-based compensation during the quarterly reporting periods ended February 28, 2022 and 2021 was $89,374 and $522,334, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending February 28, 2022 and 2021, we incurred no income taxes and had no liabilities related to federal or state income taxes.

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

Note 4. Net Income (Loss) Per Share

During three and six months ending February 28, 2022 and 2021, the Company recorded a net loss. The diluted weighted average shares calculation for the three and six months ended February 28, 2022 excludes 604,448,320 shares of common stock issuable upon conversion of outstanding convertible debt, and 142,089,094 shares of common stock issuable upon conversion of Series B Preferred stock as of February 28, 2022 as the effect would have been anti-dilutive.

Note 5. Intangible Assets

On February 20, 2020, the Company entered into a material definitive agreement with Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”), and its owners. On June 15, 2020, the Company and Lelantos entered into a modification agreement cancelling the Company's obligation to issue 400,000 shares of common stock and the convertible promissory notes. The Company and Lelantos agreed to a purchase price of five hundred thousand dollars ($500,000), payable by the issuance of a promissory note. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance. During the three months ended February 28, 2022, the Company recognized an impairment loss of $60,000 related to these patents.

Note 6. Acquisition of Natural Plant Extract of California, Inc.

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

On February 16, 2021, we purchased 266,667 shares of common stock of NPE from Alan Tsai, in exchange for the issuance of 1,436,368 common shares of the Company. Other than with respect to the transaction, there was no material relationship between Mr. Tsai and us. By virtue of the transaction, we acquired 18.8% of the outstanding capital stock of NPE, bringing our total beneficial ownership in NPE to 56.5%. The transfer of control constituted an acquisition of NPE by the Company (the “NPE Acquisition”). For the three month period following the one year anniversary of the closing date, Mr. Tsai has the sole and irrevocable option to require the Company to repurchase the common shares issued to Mr. Tsai. If the value of the shares at the time notice is given is less than $150,000, Mr. Tsai will receive $150,000. If the value of the shares at the time notices is given is greater than $150,000, then Mr. Tsai will receive the market value of the shares.

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

The NPE acquisition is being accounted for as a business combination under ASC 805 as a result of the transfer of control.

The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date:

Purchase Price Allocation:
Cash	2,200
Accounts receivable	193,607
Notes receivable	162,247
Property and equipment	1,153,000
Right of use asset – operating lease	673,425
Trademarks and trade names, estimated 5 year life	300,000
Licenses, estimated 10 year life	1,500,000
Customer relationships, estimated 5 year life	2,300,000
Goodwill	7,925,000
Total assets acquired	$14,209,479

Accounts payable and accrued expenses	289,591
Right of use liability – operating lease	673,425
Notes payable	1,825,101
Notes payable – related party	105,539
Total Liabilities Assumed	$2,893,656

Immediately prior to obtaining control, our total investment in NPE was adjusted to the preliminary fair value of $3,324,956, resulting in a loss on investment of $359,391 booked during the year ended August 31, 2021. As the Company completed its assessment of the fair value of assets assumed and liabilities incurred, the Company recognized equity income of $934,868 during the six months ended February 28, 2022, to arrive at a total initial non-controlling interest balance of $4,926,000 as of the acquisition date. The Company also adjusted the previously recognized loss on business of $454,768 based on the final fair value adjustments.

Note 7. Related Party Transactions

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

On August 31, 2020, the Company issued a convertible note payable and a note payable to Robert L. Hymers III in connection with the acquisition of an 18.8% equity interest in NPE. See Note 9 and Note 6.

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

On May 12, 2021, we entered into an agreement to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. Mr. Edward Manolos is a director of both parties to the agreement and this the agreement was an agreement between related parties. The parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County and the State of California. We own a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation in Lynwood, California. As its contribution the joint venture, MCOA agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. We agreed to provide use of its manufacturing and distribution licenses; access to its Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations. Ownership of the joint venture was agreed to be 60% in us and 40% with MCOA. Royalties from profits realized as the result of sales of products from the joint venture was also agreed to be distributed as 60% in us and 40% to MCOA. Development of the joint venture is ongoing and is considered in the development stage. In January 2022, the Company agreed to issue 75,000,000 shares of common stock related to its obligations under the joint venture, and recognized a loss of $165,000 related to the issuance.

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

Complementary to the Share Exchange Agreement, Registrant and MCOA entered into a Lock-Up Agreement dated September 30, 2020 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance, and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month. On June 9, 2021, the parties amended their securities exchange agreement to delete the lock up leak out agreement, and the requirement to conduct quarterly reviews of each party’s respective stock price for purposes of evaluating whether additional share issuances are required to maintain the value of exchanged common shares equal to $650,000. As consideration for the amendment, we issued MCOA 618,000 shares of restricted common stock. During the three months ended, the Company sold a total of 243,000,000 shares of common stock of MCOA for cash proceeds of $303,967 and recognized a gain on sale of investment $60,967.

Note 8. Notes Payable

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. At maturity, on May 31, 2020, (i) the Company received forbearance agreements for the two tranches of $225,000 each whereby the maturity date was extended to July 15, 2020 and the interest rate was increased to 9%; and (ii) the $50,000 note and all accrued interest thereon, in the amount of $747, was forgiven. Accordingly, the Company recognized a gain for debt forgiveness of $50,747. On June 15, 2020, the Company entered into a modification agreement relative to the February 12, 2020 issued notes. Pursuant to the modification agreement, the Company issued a promissory note to Lantos in the amount of five hundred thousand dollars ($500,000). The Company may prepay the note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance. As of February 28, 2022, the carrying value of the notes was $450,000 and accrued interest payable was $76,438. As of August 31, 2021, the carrying value of the notes was $450,000 and accrued interest payable was $55,824.

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of February 28, 2022, the carrying value of the note was $100,000 and accrued interest payable was $14,400. As of August 31, 2021, the carrying value of the note was $100,000 and accrued interest payable was $12,405.

Note 9. Convertible Notes Payable

On January 12, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $115,500, with an accredited investor. The note is convertible beginning 61 days from issuance at a fixed conversion price of $0.10 per share or 60% or the lowest trading price for ten days prior to conversion in the event that the Company’s stock trades at less than $0.10 per share. The Company received net proceeds of $100,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $115,500, which is being amortized to interest expense through the maturity date. During the six months ended February 28, 2022, the lender converted principal and accrued interest of $40,000 and $3,112 into 6,676,057 shares of common stock. As of February 28, 2022, the Company repaid all principal and accrued interest in full.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal of $125,0000 into 2,647,410 shares of common stock. During the six months ended February 28, 2022, the lender converted principal and accrued interest of $118,875 and $9,543 into 11,446,165 shares of common stock. As of February 28, 2022, the Company repaid all principal and accrued interest in full.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal and accrued interest of $15,000 and $2,250 into 208,191 shares of common stock. During the six months ended February 28, 2022, the lender converted principal and accrued interest of $228,875 and $14,307 into 27,063,391 shares of common stock. As of February 28, 2022, the Company repaid all other principal and accrued interest in full.

On March 8, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. During the six months ended February 28, 2022, the Company paid $20,000 in principal and $5,244 of accrued interest, incurred default principal of $75,250 and the lender converted principal and accrued interest of $270,250 and $21,276 into 81,397,959 shares of common stock. As of February 28, 2022, the Company repaid all other principal and accrued interest in full.

On March 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. During the six months ended February 28, 2022, the lender converted principal and accrued interest of $215,000 and $12,372 into 30,087,611 shares of common stock. As of February 28, 2022, the Company repaid all other principal and accrued interest in full.

On May 20, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor. The note is convertible at 60% of the average of the three lowest trading prices for 15 days prior to conversion. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. During the six months ended February 28, 2022, the lender converted principal and accrued interest of $130,000 and $6,261 into 46,880,909 shares of common stock. As of February 28, 2022, the Company repaid all other principal and accrued interest in full.

On June 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $135,000, with an accredited investor. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 65% of the average two (2) lowest trading prices for the common stock during the fifteen (15) trading day ending on the latest complete trading day prior to the conversion date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. During the six months ended February 28, 2022, the Company paid $55,109 in principal and $44,891 of accrued interest, and the lender converted principal and accrued interest of $47,560 and $2,440 into 14,912,584 shares of common stock. As of February 28, 2022, the carrying value of the note was $28,262, net of discount of $4,069, and accrued interest was $0.

On August 4, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $110,000, with an accredited investor. The Company received net proceeds of $89,000. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $110,000, which is being amortized to interest expense through the maturity date. During the six months ended February 28, 2022, the Company paid $62,000 in principal and $31,702 of accrued interest, and the lender converted principal and accrued interest of $48,000 and $1957 into 21,910,886 shares of common stock. As of February 28, 2022, the Company repaid all principal and accrued interest in full.

On September 22, 2021, the Company entered into a $25,000 convertible promissory note with a vendor to settled approximately $21,000 of outstanding accounts payable. The note matures on March 22, 2022, is non-interest bearing, and can be converted at the holders option into common stock of the Company at 65% of the lowest trading price of the common stock for the 20 days prior to conversion. As of February 28, 2022, the carrying value of the note was $25,000 and accrued interest was $1,089.

On January 3, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $100,000, with an accredited investor. The Company received net proceeds of $80,000. In addition, the Company issued 3,000,000 shares valued at $25,200, which were recorded as deferred financing costs. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 90% of the lowest previous ten (10) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $120,000, which is being amortized to interest expense through the maturity date. As of February 28, 2022, the carrying value of the note was $15,342, net of discount of $84,658, and accrued interest was $1,584.

On January 6, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $120,000, with an accredited investor. The Company received net proceeds of $102,000. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $120,000, which is being amortized to interest expense through the maturity date. As of February 28, 2022, the carrying value of the note was $18,411, net of discount of $101,589, and accrued interest was $1,394.

On February 11, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor. The Company received net proceeds of $110,400. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. As of February 28, 2022, the carrying value of the note was $19,945, net of discount of $110,055, and accrued interest was $484.

On February 11, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 12% convertible note with the principal amount of $615,000, with an accredited investor. The Company received net proceeds of $512,820. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at fixed conversion price of $0.0025. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $615,000, which is being amortized to interest expense through the maturity date. As of February 28, 2022, the carrying value of the note was $94,356, net of discount of $520,644, and accrued interest was $3,437.

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

During the year ended August 31, 2021, the Company entered into five Series B Preferred Stock Purchase Agreements for an aggregate amount of $367,750, with an accredited investor. During the six months ended February 28, 2022, the lender converted principal and accrued interest of $367,750 and $14,710 into 51,181,398 shares of common stock.

During the six months ended February 28, 2022, the Company entered into five Series B Preferred Stock Purchase Agreements for an aggregate amount of $277,500, with an accredited investor. The Company received cash proceeds of $ 260,000 and recognized total discount of $260,000 related to the embedded conversion feature with variable exercise price terms.

As of February 28, 2022, the carrying value of the Series B Convertible Preferred Stock liability in aggregate was $172,142, net of discount of $105,358, and accrued interest was $24,336.

As of February 28, 2022, there were 277,750 shares of Series B Convertible Preferred Stock outstanding.

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

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Hymers Twenty Thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these two transactions, the Company beneficially controls approximately 37% of the equity of NPE. After this transaction, a venture capital company controls 40% of the equity interests in NPE, the Company, Alan Tsai and Edward Manolos each control 18.8% and one other entity controls 3.5%. As of November 30, 2021, the principal balance on the note payable to Mr. Hymers was $690,000 and accrued interest was $86,203. On February 11, 2022, the Company authorized and entered into an exchange agreement with Mr. Hymers to exchange the remaining $690,000 principal and $164,156 of accrued interest into a new $854,156 note (“exchange note”). The exchange note is convertible at a fixed price of $0.0025 per share and matures on February 11, 2023. As of February 28, 2022, the principal balance on the note payable to Mr. Hymers was $854,156 and accrued interest was $2,476.

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

As of August 31, 2021, the Company was in default of the $540,000 note payable to Robert Hymers. On January 3, 2021, the Company entered into a settlement agreement with Robert Hymers concerning five delinquent payments totaling $100,000, whereby 1,585,791 shares of common stock were issued in settlement of those payments. As of February 28, 2021, the Company missed five additionally $20,000 payments, and remains in default of this agreement. On June 11, 2021, the Company entered into an agreement with Robert Hymers. As of the date of the amendment, the Company owed Mr. Hymers $440,000. The parties agreed to exchange the Company’s obligations to make monthly payments under the stock purchase agreement for a Convertible Note for the same amount. The note matures on June 11, 2022, bears interest at 10% and is convertible into common stock of the Company at $0.004 per share, subject to standard anti-dilution provisions. During the six months ended February 28, 2022, the lender converted principal of $40,000 into 17,543,860 shares of common stock. As of February 28, 2022, the carrying value of the note was $275,836, net of discount of $124,164, and accrued interest was $29,600.

On December 28, 2021, the Company entered into a convertible note agreement with Robert Hymers, for $24,774 in settlement of outstanding accounts payable. The note was convertible at 55% of the lowest trading price of the Company’s common stock for the 15 days prior conversion. On December 29, 2021, the Company issued 10,475,053 shares of common stock pursuant to the conversion of a total of $24,774 in principal.

See Note 10 for further discussion of the accounting treatment of the embedded conversion options of the above promissory notes payable as derivative liabilities.

Note 10. Derivative Liability and Fair Value Measurement

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

At the issuance date of the convertible notes payable during the six months ended February 28, 2022, the Company estimated the fair value of all embedded derivatives of $2,742,372 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 277% to 315%, (3) risk-free interest rate of 0.07% to 1.07%, and (4) expected life of 0.50 years to 1.0 years.

On February 28, 2022, the Company estimated the fair value of the embedded derivatives of $1,942,485 using the Black Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 264%, (3) risk-free interest rate of 0.10% to 0.24%, and (4) expected life of 0.06 to 0.95 years.

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

As of February 28, 2022, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of February 28, 2022 and August 31, 2021:

	February 28, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,942,485	$—	$—	$1,942,485

	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$4,747,614	$—	$—	$4,747,614

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended February 28, 2022:

Balance, August 31, 2021	$4,747,614
Transfers in due to issuance of convertible promissory notes	2,742,372
Transfers out due to conversions of convertible promissory notes	(2,058,941)
Change in derivative liability for the six months ended February 28, 2022	(3,488,560)

Balance, February 28, 2022	$1,942,485

The total impact to the Company’s consolidated statement of operations for the six months ended February 28, 2022 was a gain of $3,488,560, representing the impact of retirement of derivative liabilities from payments on convertible promissory notes and the change in fair value of remaining derivative liabilities as of February 28, 2022.

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

 Note 11. Common Stock

As of February 28, 2022, there were 509,142,691 shares of Common Stock issued and outstanding. As of the date of this filing, April 19, 2022, there were 509,142,691  shares of Common Stock issued and outstanding.

On October 13, 2021, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000,000.

On January 6, 2022, the Company amended its articles of incorporation to increase the number of authorized common shares to 2,000,000,000.

On January 3, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $100,000, with an accredited investor. The Company issued 3,000,000 shares valued at $25,200, which were recorded as deferred financing costs.

On January 26, 2022, the Company issued 75,000,000 shares valued to settle the $135,000 contributed by MCOA related to the joint venture, and recognized a loss of $165,000 on the transaction.

On February 15, 2022, the Company amended its articles of incorporation to increase the number of authorized common shares to 3,000,000,000.

On February 22,2022, the Company received notices to exercise 24,804,305 warrants on a cashless basis resulting in the issuance of 23,300,000 shares of common stock.

During the six months ended February 28, 2022, the Company issued 51,181,398 shares of common stock pursuant to the conversion of 367,750 shares of Series B Convertible Preferred stock, and accrued interest of $14,710.

During the six months ended February 28, 2022, the Company issued 268,394,475 shares of common stock pursuant to the conversion of a total of $1,163,334 in principal and $76,569 in accrued interest and fees from three lenders.

During the six months ended February 28, 2022, the Company issued a total of 3,326,790 shares of common stock with a fair value of $89,374 to vendors for services rendered.

Note 12. Preferred Stock

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

 Note 13. Subsequent Events

Subsequent to February 28, 2022, the Company repaid $127,000 in principal and $43,013 of interest related to two five Series B Preferred Stock Purchase Agreements.

Subsequent to February 28, 2022, the Company sold 20,000,000 shares of MCOA for total proceeds of $13,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended February 28, 2022, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

• Cannabis Pre-rolls, which are sold to California licensed cannabis retailers and distributors; and,

• Cannabis edible products, which are sold to California licensed cannabis retailers and distributor

The cannabis products are Schedule 1 Controlled Substances under the CSA, and so are illegal under federal law.

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

Management Services for Whisper Weed

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of February 28, 2022, the Company has not issued the common or preferred shares, and as of the date of this filing the business is in the development stage.

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

Relative to our non-psychoactive cannabis extract powdered drink business currently paused awaiting guidance from the FDA, there are relatively few market participants in this sector, but management of the Company believes the competitive situation will advance quickly over the coming months as new companies target this potentially lucrative market opportunity. Additionally, while large beverage industry participants have yet to launch products in this area, we believe such market entrances are likely as the regulatory environment is clarified by the FDA. This could significantly affect our ability to achieve market success.

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

Employees

As of February 28, 2022, we have three employees, including Arman Tabatabaei, our chief executive officer and chief financial officer. The Company also relies on the services of multiple contractors and service providers that perform various R&D, operational and financial related services for the organization.

Results of Operations

For the Three months Ended February 28, 2022 and February 28, 2021

Company revenues for the quarterly financial period ending February 28, 2022, were $627,390 compared to $25,816 reported during the quarterly financial period ending February 28, 2021. The increase was primarily attributable to several factors, including: 1) inclusion of consolidated revenues after acquiring a controlling position in Natural Plant Extract of California, Inc. 2) reorganization of our distribution business and the signing of new customer accounts, and 3) beginning of contract manufacturing for cannabis products.

During the financial period ending February 28, 2022, cost of goods sold was $767,896 compared to $6,653 for the year earlier period. The increase was mainly attributable the inclusion of consolidated revenues and associated costs of goods sold after acquiring a controlling position in Natural Plant Extract of California, Inc. While the quarterly financial period ending February 28, 2022 reports NPE related revenues, no such revenues and cost of goods sold were included during the quarterly financial period ending February 28, 2021,

During the financial period ending February 28, 2022, the Company increased operating expense to $938,224 from $431,57 for the financial period ending February 28, 2021. These increases were mainly attributable to higher fees for amortization expense related to final purchase price allocation, increase in professional fees. These increases were offset by decreases in general and administrative fees for the financial period ending February 28, 2022 compared to the financial period ending February 28, 2021, respectively. The increase in general and administrative fees was primarily due to the reorganization of business activities after assuming control of NPE.

Interest expenses for the financial period ending November 28, 2022 were $2,487,747 compared to $1,933,728 for the financial period ending February 28, 2021. The increase was attributable to high levels of funding obtain to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the financial period ending February 28, 2021, net loss was $697,125 compared to net loss of $2,110,770 for the financial period ending February 28, 2021. The net loss in the current period was primarily due to the gain on change in fair value of the derivative liabilities of $1,715,626. The Company also recognized a gain on sale of investments of $10,909, a gain on acquisition of $454,768 and equity investment income of $934,867.

The net loss financial period ending February 28, 2022, results in a loss per share of $0.00, compared to a loss of $0.05 per share during the same period one-year ago.

For the Six months Ended February 28, 2022 and February 28, 2021

Company revenues for the quarterly financial period ending February 28, 2022, were $1,196,952 compared to $30,226 reported during the quarterly financial period ending February 28, 2021. The increase was primarily attributable to several factors, including: 1) inclusion of consolidated revenues after acquiring a controlling position in Natural Plant Extract of California, Inc. 2) reorganization of our distribution business and the signing of new customer accounts, and 3) beginning of contract manufacturing for cannabis products.

During the financial period ending February 28, 2022, cost of goods sold was $1,223,864 compared to $7,953 for the year earlier period. The increase was mainly attributable the inclusion of consolidated revenues and associated costs of goods sold after acquiring a controlling position in Natural Plant Extract of California, Inc. While quarterly financial period ending February 28, 2022 reports NPE related revenues, no such revenues and cost of goods sold were included during the quarterly financial period ending February 28, 2021,

During the financial period ending February 28, 2022, the Company increased operating expense to $1,273,064 from $878,962 for the financial period ending February 28, 2021. These increases were mainly attributable to higher fees for amortization expense related to final purchase price allocation These increases were mainly attributable to higher fees for amortization expense related to final purchase price allocation, increase in professional fees. These increases were offset by decreases in general and administrative fees for the financial period ending February 28, 2022 compared to the financial period ending February 28, 2021, respectively. The increase in general and administrative fees was primarily due to the reorganization of business activities after assuming control of NPE.

Interest expenses for the financial period ending February 28, 2022 were $3,743,233 compared to $2,706,483 for the financial period ending February 28, 2021. The increase was attributable to high levels of funding obtain to finance product development and infrastructure in anticipation of increased customer orders and shipments.

During the financial period ending February 28, 2022, net loss was $329,047 compared to net loss of 2,463,994 for the financial period ending February 28, 2021. The net loss in the current period was primarily due to the gain on change in fair value of the derivative liabilities of $3,488,560. The Company also recognized a gain on sale of investments of $60,967, a gain on acquisition of $454,768 and equity investment income of $934,867.

The net loss financial period ending February 28, 2022, results in a loss per share of $0.00, compared to a loss of $0.06 per share during the same period one-year ago.

Liquidity and Capital Resources

As of February 28, 2022 and August 31, 2021 our cash and cash equivalent balances were $604,001 and $30,813, respectively.

Our primary internal sources of liquidity during the six months ended February 28, 2022 were provided by proceeds from the issuance of convertible notes payable, Series B Convertible preferred stock, and the sale of unregistered common shares of the Company as follows:

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

On December 20, 2021, the Company sold 45,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $45,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On January 14, 2022, the Company sold 50,000 Preferred Series B shares to an accredited investor, realizing gross proceeds of $50,000, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation.

On January 3, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $100,000, with an accredited investor.

On January 6, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $120,000, with an accredited investor.

On February 11, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor.

On February 11, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 12% convertible note with the principal amount of $615,000, with an accredited investor.

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

As of the quarter ended February 28, 2022, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of February 28, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2021, the Company sold 45,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $45,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

On January 14, 2022, the Company sold 50,000 Preferred Series B shares to an accredited investor, realizing gross proceeds of $50,000, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Corporate Documents Section

3	Certificate of Incorporation	Incorporated by reference to the Company’s Form S-1 filed on August 26, 2019.

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form 8-K filed on June 23, 2021

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form 8-K filed October 19, 2021

3i	Amendment to Certificate Incorporation	Incorporated by reference from the Company’s Form 8-K filed January 12, 2022

3.ii	By Laws	Incorporated by reference from the Company’s Form S-1/A filed on September 9, 2019

10.1	Distribution Agreement	Incorporated by reference from the Company’s Form 8-K filed November 12, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

101.INS	iXBRL Instance Document	Filed Herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	iXBRL Taxonomy Extension Schema	Filed Herewith

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 19, 2022

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director

