Form 10-Q
period 2022-05-31
CANNABIS GLOBAL, INC.
filed 2022-07-20
CIK 1413488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number 000-27039

CANNABIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1754057
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 S. Grand Avenue, Ste. 320
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(310) 986-4929

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common	CBGL	None

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

As of the end of the quarterly reporting period ending May 31, 2022 there were 553,142,691 shares of the registrant's common stock outstanding.

As of July 20, 2022, there were 568,208,573 shares of the registrant’s common stock outstanding, respectively.

CANNABIS GLOBAL, INC.

FORM 10-Q

For the Period Ended May 31, 2022

ITEM I — FINANCIAL STATEMENTS

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	May 31,	August 31,
	2022	2021

ASSETS
Current Assets:
Cash	$253,368	$30,813
Accounts Receivable	405,121	113,379
Prepaid expenses	400,000	—
Notes Receivable, Current	21,000	100,800
Inventory	197,602	189,081
Other Current Asset	20,185	7,992
Total Current Asset	1,297,276	442,065

Machinery & Equipment- Net	997,064	218,535

Other Assets
Long-Term Investments	357,000	650,000
Intangible Assets	3,702,500	500,000
Right of Use Asset	581,611	634,637
Goodwill	7,925,000	8,842,967
Notes Receivable	41,000	41,000
Security Deposit	7,200	9,600

TOTAL ASSETS	$14,908,651	$11,338,804
LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$721,156	$730,825
Accounts Payable - Related Party	2,639	2,639
Accrued Interest	108,615	212,202
Due to Joint Venture	—	135,000
Notes Payable, Current	787,302	975,043
Right of Use Liability, Current	77,318	71,754
Convertible Notes, Net of Debt Discount of $1,191,951 and $734,579, respectively	945,549	1,206,708
Convertible Notes – Related Party, Net of Debt Discount of $13,260 and $721,393, respectively	1,139,636	408,607
Series B Convertible Preferred Stock, 1,000,000 shares authorized, 159,000 and 367,750 shares issued and outstanding	63,557	148,775
Derivative Liability	2,160,048	4,747,614
Notes Payable - Related Party	108,039	108,039
Total Current Liabilities	6,113,859	8,747,206
Right of Use Liability, Long-Term	504,293	562,997
Notes Payable	669,237	672,794
Total Liabilities	7,287,389	9,982,997

Stockholder's Equity
Preferred Stock, par value $0.0001, 10,000,000 shares Authorized, 6,000,000 shares Issued and Outstanding at May 31, 2022 and August 31, 2021	600	600
Common Stock, par value $0.001, 4,000,000,000 shares Authorized, 553,142,691 shares Issued and Outstanding at May 31, 2022 and 84,940,028 at August 31, 2021, respectively	553,141	84,938
Additional Paid-in Capital	17,147,346	11,591,829
Shares to be issued	2,078	2,078
Accumulated Deficit	(14,490,085)	(13,891,788)

Total Stockholder's Equity (Deficit) Attributable to Cannabis Global, Inc.	3,213,080	(2,212,343)

Noncontrolling Interest	4,408,182	3,568,150
Total Stockholder's Equity	7,621,262	1,355,807
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,908,651	$11,338,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021

Revenue:
Products Sales	$792,406	$940,491	$1,989,358	$970,717
Total Revenue	792,406	940,491	1,989,358	970,717

Cost of Goods Sold	780,778	729,589	2,004,642	737,542
Gross Profit (Loss)	11,628	210,902	(15,284)	233,175

Operating Expenses:
Advertising Expenses	25,671	16,234	49,634	66,758
Consulting Services	56,585	34,500	63,085	286,551
Professional Fees	19,796	235,521	290,870	415,416
General and Administrative Expenses	252,764	420,649	1,224,291	817,141
Total Operating Expenses	354,816	706,904	1,627,880	1,585,866

Operating Loss	(343,188)	(496,002)	(1,643,164)	(1,352,691)

Other Income (Expense)
Interest Expense	(301,220)	(3,630,290)	(4,044,453)	(6,336,773)
Changes in FV of Derivatives	145,714	1,410,329	3,634,274	2,719,241
Other Income	—	—	—	1,642
Loss on impairment	—	—	(60,000)	—
Loss on settlement	—	—	(165,000)	—
Gain (loss) on investments	(7,231)	—	53,736	—
Gain on acquisition	—	—	454,768	—
Equity method income (loss)	—	—	934,867	(211,376)
Total Other Income (Expense)	(162,737)	(2,219,961)	808,192	(3,827,266)

Net Loss	(505,925)	(2,715,963)	(834,972)	(5,179,957)

Net income attributable to noncontrolling interest	31,347	(92,318)	236,675	(92,318)

Net loss attributable to Cannabis Global, Inc.	$(474,578)	$(2,808,281)	$(598,297)	$(5,272,275)

Basic Loss per Common Share	$(0.00)	$(0.04)	$(0.00)	$(0.11)
Diluted Loss per Common Share	$(0.00)	$(0.04)	$(0.00)	$(0.11)

Weighted Average Common Shares
Outstanding - Basic	516,732,435	68,325,203	333,686,021	49,661,819
Weighted Average Common Shares
Outstanding - Diluted	516,732,435	68,325,203	333,686,021	49,661,819

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated	Stockholders' Equity Attributable to Cannabis	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Global Inc.	Interest	Equity

Balance, August 31,2020	6,000,000	$600	27,082,419	$2,708	1,871,858	$187	$4,618,168	$(6,056,949)	$(1,435,286)	$—	$(1,435,286)
Stock based compensation	—	—	3,400,000	3,400	—	—	179,600	—	183,000	—	183,000
Proceeds from common stock subscriptions	—	—	510,204	510	89,796	90	(600)	—	—	—	—
Common stock issued for investment	—	—	7,222,222	7,222	—	—	642,778	—	650,000	—	650,000
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	1,500,000	1,500	—	—	28,500	—	30,000	—	30,000
Effects of Par value adjustment	—	—	—	24,372	—	1,683	(26,055)	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(353,224)	(353,224)	—	(353,224)
Balance, November 30, 2020	6,000,000	600	39,714,845	39,712	1,961,654	1,960	5,442,391	(6,410,173)	(925,510)	—	(925,510)

Stock based compensation	—	—	4,106,543	4,107	(600,000)	(600)	335,827	—	339,334	—	339,334
Proceeds from common stock subscriptions	—	—	6,516,667	6,517	—	—	384,483	—	391,000	—	391,000
Common stock issued for investment	—	—	12,820,297	12,820	—	—	2,209,355	—	2,222,175	3,849,293	6,071,468
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	3,047,335	3,047	—	—	213,682	—	216,729	—	216,729
Derivative impact of conversions	—	—	—	—	—	—	276,975	—	276,975	—	276,975
Net Loss	—	—	—	—	—	—	—	(2,110,770)	(2,110,770)	—	(2,110,770)
Balance, February 28, 2021	6,000,000	600	66,205,687	66,203	1,361,654	1,360	8,862,713	(8,520,943)	409,933	3,849,293	4,259,226

Stock based compensation	—	—	500,000	500	—	—	70,933	—	71,433	—	71,433
Proceeds from common stock subscriptions	—	—	1,314,188	1,314	—	—	77,537	—	78,851	—	78,851
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	10,713,317	10,713	—	—	657,537	—	668,250	—	668,250
Derivative impact of conversions	—	—	—	—	—	—	1,213,985	—	1,213,985	—	1,213,985
Net Income (Loss)	—	—	—	—	—	—	—	(2,808,281)	(2,808,281)	92,318	(2,715,968)
Balance, May 31, 2021	6,000,000	$600	78,733,317	$78,731	1,361,654	$1,360	$10,882,705	$(11,329,224)	$(365,829)	$3,941,611	$3,575,782

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid In	Accumulated	Stockholders' Equity Attributable to Cannabis	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Global Inc.	Interest	Equity
Balance, August 31, 2021	6,000,000	$600	84,940,028	$84,938	2,079,654	$2,078	$11,591,829	$(13,891,788)	$(2,212,343)	$3,568,150	$1,355,807
Stock based compensation	—	—	3,326,790	3,327	—	—	86,047	—	89,374	—	89,374
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	124,187,672	124,188	—	—	933,554	—	1,057,742	—	1,057,742
Derivative impact of conversions	—	—	—	—	—	—	1,273,832	—	1,273,832	—	1,273,832
Net Income (Loss)	—	—	—	—	—	—	—	379,705	379,705	(11,627)	368,078
Balance, November 30, 2021	6,000,000	600	212,454,490	212,453	2,079,654	2,078	13,885,262	(13,512,083)	588,310	3,556,523	4,144,833

Common stock issued in settlement of convertible notes payable and accrued interest	—	—	195,388,201	195,388	—	—	371,671	—	567,059	—	567,059
Common stock issued related to joint venture	—	—	75,000,000	75,000	—	—	225,000	—	300,000	—	300,000
Discount on convertible notes	—	—	3,000,000	3,000	—	—	22,200	—	25,200	—	25,200
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	23,300,000	23,300	—	—	(23,300)	—	—	—	—
Derivative impact of conversions	—	—	—	—	—	—	785,109	—	785,109	—	785,109
Acquisition measurement period adjustment	—	—	—	—	—	—	1,729,253	—	1,729,253	1,076,707	2,805,960
Net Loss	—	—	—	—	—	—	—	(503,424)	(503,424)	(193,701)	(697,125)
Balance, February 28, 2022	6,000,000	600	509,142,691	509,141	2,079,654	2,078	16,995,195	(14,015,507)	3,491,507	4,439,529	7,931,036

Common stock issued in settlement of convertible notes payable and accrued interest	—	—	44,000,000	44,000	—	—	57,260	—	101,260	—	101,260
Derivative impact of conversions	—	—	—	—	—	—	94,891	—	94,891	—	94,891
Net Loss	—	—	—	—	—	—	—	(474,578)	(474,578)	(31,347)	(505,925)
Balance, May 31, 2022	6,000,000	$600	553,142,691	$553,141	2,079,654	$2,078	$17,147,346	$(14,490,085)	$3,213,080	$4,408,182	$7,621,262

The accompanying notes are an integral part of these unaudited consolidated financial statements

 CANNABIS GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	(834,972)	(5,179,957)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-Cash Interest Expense	3,691,626	5,784,092
Realized Gain on Investments	(53,736)	—
Joint venture settlement	165,000	—
Impairment loss	60,000	—
Gain on acquisition accounting	(454,768)	—
Equity Method (Income) Loss From Investments	(934,868)	211,376
Depreciation Expense	1,077,958	2,697
Stock Based Compensation	89,374	593,767
Changes in Fair Value of Derivative Liabilities	(3,634,274)	(2,719,241)
Right of Use Asset Amortization	53,026	—
Changes In:
Accounts Receivable	(291,742)	(165,206)
Other Current Assets	(12,193)	—
Inventory	163,979	(106,930)
Other Asset	82,200	20,447
Accounts Payable and Accrued Expenses	42,655	37,570
Accounts Payable – Related Party	—	9,998
Accrued Interest	151,736	190,300
Right of Use Lease Liability	(53,140)	—
Due to Joint Venture	—	135,000
Net Cash Used in Operating Activities	(692,139)	(1,186,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	—	2,200
Purchase of property, plant and equipment	(5,424)	(9,511)
Sale of Marketable Securities	346,736	—
Net Cash Provided by (Used in) Investing Activities	341,312	(7,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debentures	1,288,620	1,891,000
Proceeds from issuance of common stock	—	469,851
Repayment of Convertible Notes Payable	(351,440)	(854,500)
Proceeds from Notes Payable	59,013	—
Repayment of Notes Payable	(422,811)	(47,284)
Net Cash Provided by Financing Activities	573,382	1,459,067

Net Increase in Cash	222,555	265,669
Cash at Beginning of Period	30,813	2,338

Cash at End of Period	$253,368	$268,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$173,548	$301,135
Taxes	$—	$—

Shares issued and loan incurred for acquisition of intangible assets	$—	$650,000
Inventory acquired with short term note payable	$172,500	$—
Shares issued for Conversion of Notes Payable and Accrued Interest	$1,357,742	$914,979
Common stock issued for acquisition of NPE	$—	$2,872,175
Increase in noncontrolling interest from acquisition of NPE	$—	$3,849,293
Common stock issued related to joint venture	$300,000	$—
Discount on convertible notes	$25,200	$—
Acquisition measurement period adjustment	$2,805,960	$—
Convertible note payable issued for prepaid expense	$400,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

CANNABIS GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

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

On September 30, 2020, the Company entered into a securities exchange agreement with Marijuana Company of America, Inc., a Utah corporation (“MCOA”). By virtue of the agreement, the Company issued 7,222,222 shares of its unregistered common stock to MCOA in exchange for 650,000,000 shares of MCOA unregistered common stock. The Company and MCOA also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. On June 9, 2021, the parties amended their securities exchange agreement to delete the lock up leak out agreement, and the requirement to conduct quarterly reviews of each party’s respective stock price for purposes of evaluating whether additional share issuances are required to maintain the value of exchanged common shares equal to $650,000. As consideration for the amendment, we issued MCOA 618,000 shares of restricted common stock. We issued the common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder due to the fact that it was an isolated issuance and did not involve a public offering of securities. During the nine months ended May 31, 2022, the Company sold a total of 293,000,000 shares of common stock of MCOA for cash proceeds of $346,736 and recognized a gain on sale of investment $53,736.

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

On March 11, 2022, our subsidiaries Natural Plant Extract of California, Inc. (“NPE”), and Northern Lights Distribution (“NLD”), entered into a material definitive agreement with Brand Packaging Factory, LLC, doing business as “Caliwanna,” a California limited liability company, and Nicolas Bitzer and Daniel Afari (collectively, “Caliwanna”). Other than with respect to the material definitive agreement, no material relationship exists between the parties.

The parties agreed to form a joint venture operated through a Nevada corporation to be named “Caliwanna Cannabis Global, Inc.” The purpose of the Joint Venture is to engage in business operations related to the manufacturing, distribution, sales, and marketing of cannabis products as permitted under California laws, codes, regulations, and issued permits and licenses held by NPE and NLD. The term of the joint venture is perpetual. The firm will initially have a board of directors consisting of three members, two of which are appointed by the Registrant and one by Caliwanna. The board will appoint a general manager who will be responsible for the day-to-day operations of the joint venture. Based on this control, the Company determined that it should consolidate the joint venture entity under ASC 810.

The parties intend to market and sell both “Caliwanna” branded products, and other cannabis products developed for sale by the Registrant, NPE and NLD. Subject to the completion of preliminary steps including making changes to the Caliwanna web site and marketing a variety of the Registrant’s current cannabis products, the Registrant agreed to issue to Messrs. Bitzer and Afari a number of common shares each equal to $25,000 valued as of the closing price on the ninety first day after the closing of the material definitive agreement. One hundred and twenty days after the closing of the material definitive agreement, the Registrant will issue Messrs. Bitzer and Afari a number of common shares each equal to $25,000 valued as of the closing price on the one hundred and twentieth day after closing. Additional incentive shares of preferred stock are eligible to be issued based upon revenues booked and collected by the joint venture for both sales of the Caliwanna products and the Registrant’s cannabis products in subsequent quarters.

The joint venture may be dissolved by mutual decision of the parties, or by Caliwanna in its discretion, within nine months from the effective date, or by the occurrence of any event beyond the reasonable control of the joint venture, which prevents it from operations consistent with the purpose of the joint venture, or the joint venture is otherwise unable to carry out its purpose, and such event or condition cannot be corrected within a reasonable time, at a reasonable expense.

On April 28, 2022, we entered into a material definitive agreement with Lemon Glow Company, Inc., a wholly owned subsidiary of Sugarmade, Inc. (OTC: "SGMD"). Other than with respect to the material definitive agreement, no material relationship exists between the parties.

Pursuant to a Cultivation and Supply Agreement, Lemon Glow agreed to cultivate licensed cannabis for the Company during the 2022 Spring outdoor season. We expect to utilize the cannabis for its manufacture and production of cannabis products to be distributed by its wholly owned subsidiary, Northern Lights Distribution. As consideration for the Cultivation and Supply Agreement, we issued Lemon Glow a convertible promissory note in the principal amount of $400,000. There is 8% interest. The maturity date is April 28, 2023. The outstanding principal and interest are convertible into the Registrant's common stock calculated at 75% of the average closing price of the Registrant's common shares during the ten (10) trading days prior to Lemon Glow's election to convert.

Note 2. Going Concern Uncertainties

During this financial reporting period, the Company reported revenues representing a significant historical increase over previous fiscal periods which we do not consider nominal as compared to previously disclosed revenues. Although our revenues are now growing, we are still not generating positive operational cash flow.

The Company has an accumulated deficit of $14,490,085 as of May 31, 2022, and the Company had a net loss of $834,972 and used cash in operations of $692,139. The Company expects to incur additional losses as it executes its business strategy in the cannabis and cannabinoid marketplaces. The Company will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these financial statements.

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

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, NPE, in which the Company controls 56.4% of the common stock and Caliwanna Cannabis Global, Inc, the joint venture entity created pursuant to the March 11, 2022 agreement disclosed above. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Inventory

Inventory is primarily comprised of work in progress. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of May 31, 2022, and August 31, 2021, market values of all of our inventory were at cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below). There were no deposits as of May 31, 2022.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of May 31, 2022, and August 31, 2021, we had $0 allowance for doubtful accounts.

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

Revenue Recognition

Under Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) or (“ASC Topic 606”), the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company’s contracts for services or products do not contain significant financing components that require revenue adjustment.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. Stock-based compensation during the nine months ended May 31, 2022 and 2021 was $89,374 and $593,767, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the quarterly reporting periods ending May 31, 2022 and 2021, we incurred no income taxes and had no liabilities related to federal or state income taxes.

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

Note 4. Net Income (Loss) Per Share

During three and nine months ending May 31, 2022 and 2021, the Company recorded a net loss. The diluted weighted average shares calculation for the three and nine months ended May 31, 2022 excludes 1,215,480,078 shares of common stock issuable upon conversion of outstanding convertible debt, and 69,942,627 shares of common stock issuable upon conversion of Series B Preferred stock as of May 31, 2022 as the effect would have been anti-dilutive.

Note 5. Intangible Assets

On February 20, 2020, the Company entered into a material definitive agreement with Lelantos Biotech, Inc., a Wyoming corporation (“Lelantos”), and its owners. On June 15, 2020, the Company and Lelantos entered into a modification agreement cancelling the Company's obligation to issue 400,000 shares of common stock and the convertible promissory notes. The Company and Lelantos agreed to a purchase price of five hundred thousand dollars ($500,000), payable by the issuance of a promissory note. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance. During the nine months ended May 31, 2022, the Company recognized an impairment loss of $60,000 related to these patents.

Intangible assets at May 31, 2022 and August 31, 2021 consisted of the following:

	Useful Life (yr)	May 31, 2022	August 31, 2021
Patents	indefinite	$440,000	$500,000
Tradenames	5	300,000	—
Customer relationships	5	2,300,000	—
Licenses	10	1,500,000	—
Total intangible assets		4,540,000	500,000
Less: accumulated amortization		(837,500)	—
Total intangible assets, net		$3,702,500	$500,000

Amortization expense for the nine ended May 31, 2022 and 2021 was $837,500 and $0, respectively.

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

Immediately prior to obtaining control, our total investment in NPE was adjusted to the preliminary fair value of $3,324,956, resulting in a loss on investment of $359,391 booked during the year ended August 31, 2021. As the Company completed its assessment of the fair value of assets assumed and liabilities incurred, the Company recognized equity income of $934,868 during the nine months ended May 31, 2022, to arrive at a total initial non-controlling interest balance of $4,926,000 as of the acquisition date. The Company also adjusted the previously recognized loss on business of $454,768 based on the final fair value adjustments.

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

Note 8. Notes Payable

On February 12, 2020, the Company issued three Sellers Acquisition promissory notes having an aggregate principal amount of $500,000 pursuant to an Acquisition Agreement to acquire Lelantos Biotech. The notes mature May 31, 2020; $450,000 (two tranches of $225,000) and $50,000 of the notes bear interest at the rate of 8% and 5% per annum, respectively. In the event, the notes are not paid within the Cash Repayment Period (prior to the Maturity Date), the notes specify the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 6.75%, 6.75% and 1.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020, August 12, 2020 and August 30, 2020, respectively; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 6.75%, 6.75% and 1.5%, respectively, times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Sellers Acquisition notes and for 182 days after conversion to an Alternative Payment Stake. The notes include a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The notes are secured by a Security Agreement, require common shares to be reserved, are transferrable and are Senior to other debt of the Company. At maturity, on May 31, 2020, (i) the Company received forbearance agreements for the two tranches of $225,000 each whereby the maturity date was extended to July 15, 2020 and the interest rate was increased to 9%; and (ii) the $50,000 note and all accrued interest thereon, in the amount of $747, was forgiven. Accordingly, the Company recognized a gain for debt forgiveness of $50,747. On June 15, 2020, the Company entered into a modification agreement relative to the February 12, 2020 issued notes. Pursuant to the modification agreement, the Company issued a promissory note to Lantos in the amount of five hundred thousand dollars ($500,000). The Company may prepay the note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid. The aggregate unpaid principal amount of the note is paid in monthly payments of seven thousand, five hundred dollars ($7,500) beginning on September 1, 2020, terminating on February 1, 2025. There is no interest on the note or on the unpaid balance. As of May 31, 2022, the carrying value of the notes was $450,000 and accrued interest payable was $82,750. As of August 31, 2021, the carrying value of the notes was $450,000 and accrued interest payable was $55,824.

On February 12, 2020, the Company entered into an Independent Consulting Agreement with a consultant to provide services from February 12, 2020 through December 14, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued to the consultant a Compensation promissory note having a principal amount of $100,000 for the Deferred Compensation portion of the Consulting Agreement. The note matures August 4, 2020 and bears interest at the rate of 8% per annum. In the event, the note is not paid within the Cash Repayment Period (prior to the Maturity Date), the note specifies the holder shall have two options for repayment including: [a] an Alternative Payment Stake Option equal to a 8.5% (or a pro-rated amount if the debt has been partially paid) fully diluted ownership position in the Company after August 4, 2020; or [b] a Buy Out Option, any time after the note has been outstanding for at least one year, equal to the total outstanding shares of the Company on the day of election, times 8.5% times the average closing price of the Company’s common stock over the preceding 30 trading days, times 40% (due and payable within 90 days). Anti-dilution rights are provided for five years on the Compensation note and for 182 days after conversion to an Alternative Payment Stake. The note includes a Leak Out provision, should the Alternative Payment Stake option be elected, whereby no more than 30% of the holdings may be sold during the first 30 days after clearance for trading and no more than 25% of the remaining shares sold during any subsequent 30-day period. The note is secured by a Security Agreement, requires common shares to be reserved, is transferrable and is Senior to other debt of the Company. As of May 31, 2022, the carrying value of the note was $100,000 and accrued interest payable was $12,405. As of August 31, 2021, the carrying value of the note was $100,000 and accrued interest payable was $12,405.

Note 9. Convertible Notes Payable

On January 12, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $115,500, with an accredited investor. The note is convertible beginning 61 days from issuance at a fixed conversion price of $0.10 per share or 60% or the lowest trading price for ten days prior to conversion in the event that the Company’s stock trades at less than $0.10 per share. The Company received net proceeds of $100,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $115,500, which is being amortized to interest expense through the maturity date. During the nine months ended May 31, 2022, the lender converted principal and accrued interest of $40,000 and $3,112 into 6,676,057 shares of common stock. As of May 31, 2022, the Company repaid all principal and accrued interest in full.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal of $125,0000 into 2,647,410 shares of common stock. During the nine months ended May 31, 2022, the lender converted principal and accrued interest of $118,875 and $9,543 into 11,446,165 shares of common stock. As of May 31, 2022, the Company repaid all principal and accrued interest in full.

On January 26, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $243,875, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $215,500. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $243,875, which is being amortized to interest expense through the maturity date. During the year ended August 31, 2021, the lender converted principal and accrued interest of $15,000 and $2,250 into 208,191 shares of common stock. During the nine months ended May 31, 2022, the lender converted principal and accrued interest of $228,875 and $14,307 into 27,063,391 shares of common stock. As of May 31, 2022, the Company repaid all other principal and accrued interest in full.

On March 8, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. During the nine months ended May 31, 2022, the Company paid $20,000 in principal and $5,244 of accrued interest, incurred default principal of $75,250 and the lender converted principal and accrued interest of $270,250 and $21,276 into 81,397,959 shares of common stock. As of May 31, 2022, the Company repaid all other principal and accrued interest in full.

On March 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $215,000, with an accredited investor. The note is convertible at 70% of the average of the three lowest trading prices for 20 days prior to conversion. The Company received net proceeds of $191,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $215,000, which is being amortized to interest expense through the maturity date. During the nine months ended May 31, 2022, the lender converted principal and accrued interest of $215,000 and $12,372 into 30,087,611 shares of common stock. As of May 31, 2022, the Company repaid all other principal and accrued interest in full.

On May 20, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor. The note is convertible at 60% of the average of the three lowest trading prices for 15 days prior to conversion. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. During the nine months ended May 31, 2022, the lender converted principal and accrued interest of $130,000 and $6,261 into 46,880,909 shares of common stock. As of May 31, 2022, the Company repaid all other principal and accrued interest in full.

On June 16, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $135,000, with an accredited investor. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 65% of the average two (2) lowest trading prices for the common stock during the fifteen (15) trading day ending on the latest complete trading day prior to the conversion date. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The Company received net proceeds of $108,000. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. During the nine months ended May 31, 2022, the Company paid $87,440 in principal and $71,408 of accrued interest, and the lender converted principal and accrued interest of $47,560 and $2,440 into 14,912,584 shares of common stock. As of May 31, 2022, the Company repaid all other principal and accrued interest in full.

On August 4, 2021, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $110,000, with an accredited investor. The Company received net proceeds of $89,000. Commencing one hundred eighty (180) days following the issuance date of the notes, the noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $110,000, which is being amortized to interest expense through the maturity date. During the nine months ended May 31, 2022, the Company paid $62,000 in principal and $31,702 of accrued interest, and the lender converted principal and accrued interest of $48,000 and $1957 into 21,910,886 shares of common stock. As of May 31, 2022, the Company repaid all principal and accrued interest in full.

On September 22, 2021, the Company entered into a $25,000 convertible promissory note with a vendor to settled approximately $21,000 of outstanding accounts payable. The note matures on March 22, 2022, is non-interest bearing, and can be converted at the holders option into common stock of the Company at 65% of the lowest trading price of the common stock for the 20 days prior to conversion. As of May 31, 2022, the carrying value of the note was $25,000 and accrued interest was $1,719.

On January 3, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 10% convertible note with the principal amount of $100,000, with an accredited investor. The Company received net proceeds of $80,000. In addition, the Company issued 3,000,000 shares valued at $25,200, which were recorded as deferred financing costs. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 90% of the lowest previous ten (10) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $120,000, which is being amortized to interest expense through the maturity date. As of May 31, 2022, the carrying value of the note was $40,548, net of discount of $59,452, and accrued interest was $4,055.

On January 6, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $120,000, with an accredited investor. The Company received net proceeds of $102,000. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $120,000, which is being amortized to interest expense through the maturity date. As of May 31, 2022, the carrying value of the note was $47,671, net of discount of $72,329, and accrued interest was $3,814.

On February 11, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $130,000, with an accredited investor. The Company received net proceeds of $110,400. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price of 60% of the lowest previous fifteen (15) trading day closing trade prices of the Company’s common stock, subject to adjustment. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $130,000, which is being amortized to interest expense through the maturity date. As of May 31, 2022, the carrying value of the note was $38,822, net of discount of $91,178, and accrued interest was $3,106.

On February 11, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 12% convertible note with the principal amount of $615,000, with an accredited investor. The Company received net proceeds of $512,820. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at fixed conversion price of $0.0025. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $615,000, which is being amortized to interest expense through the maturity date. As of May 31, 2022, the carrying value of the note was $183,658, net of discount of $431,342, and accrued interest was $22,039. The Company also issued the lender warrants to purchase 110,000,000 shares of common stock at an exercise price of $0.0045 per share, with a term of three years, and issued an advisor in connection with the debt warrants to purchase 6,144,445 shares of common stock to with an exercise price of $0.0054 per share and a term of five years. In February 2022, the lender exercised 24,804,305 of these warrants on a cashless basis and received 23,300,000 shares of common stock

On April 21, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 12% convertible note with the principal amount of $200,000, with an accredited investor. The Company received net proceeds of $165,700. The noteholders shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at fixed conversion price of $0.0025. The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the noteholder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $200,000, which is being amortized to interest expense through the maturity date. As of May 31, 2022, the carrying value of the note was $21,918, net of discount of $178,082, and accrued interest was $2,630. The Company also issued the lender warrants to purchase 44,450,000 shares of common stock at an exercise price of $0.0045 per share, with a term of three years, and issued an advisor in connection with the debt warrants to purchase 2,000,000 shares of common stock to with an exercise price of $0.0054 per share and a term of five years.

On April 28, 2022, the Company and Lemon Glow Company, Inc., a wholly owned subsidiary of Sugarmade, Inc. entered into a material definitive agreement. Other than with respect to the material definitive agreement, no material relationship exists between the parties. Pursuant to a Cultivation and Supply Agreement, Lemon Glow agreed to cultivate licensed cannabis for the Registrant during the 2022 Spring outdoor season. The Company expects to utilize the cannabis for its manufacture and production of cannabis products to be distributed by its wholly owned subsidiary, Northern Lights Distribution. The Company operates a California licensed psychoactive cannabis manufacturing and distribution business operation in Lynwood, California.

As consideration for the Cultivation and Supply Agreement, the Registrant issued Lemon Glow a convertible promissory note in the principal amount of $400,000, which the Company recorded as a prepaid expense until the harvest is completed and inventory products are transferred to the Company. The Company also agreed to pay an additional $300,000 for the cannabis products through October 2022 as the products are harvested and packaged for the Company.

The note bears interest at 8% and the maturity date is April 28, 2023. The outstanding principal and interest are convertible into the Registrant's common stock calculated at 75% of the average closing price of the Registrant's common shares during the ten (10) trading days prior to Lemon Glow's election to convert. As a result of the variable exercise price of the Company’s convertible notes and deferred finance costs, upon issuance, the Company recognized total debt discount of $395,308, which is being amortized to interest expense through the maturity date. As of May 31, 2022, the carrying value of the note was $40,432, net of discount of $359,568, and accrued interest was $2,893.

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

During the year ended August 31, 2021, the Company entered into five Series B Preferred Stock Purchase Agreements for an aggregate amount of $367,750, with an accredited investor. During the nine months ended May 31, 2022, the lender converted principal and accrued interest of $367,750 and $14,710 into 51,181,398 shares of common stock.

During the nine months ended May 28, 2022, the Company entered into six Series B Preferred Stock Purchase Agreements for an aggregate amount of $341,000, with an accredited investor. The Company received cash proceeds of $317,600 and recognized total discount of $341,000 related to the embedded conversion feature with variable exercise price terms.

As of May 31, 2022, the carrying value of the Series B Convertible Preferred Stock liability in aggregate was $63,307, net of discount of $95,693, and accrued interest was $3,576.

As of May 31, 2022, there were 159,000 shares of Series B Convertible Preferred Stock outstanding.

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

On August 21, 2020 the Company, issued a convertible note pursuant to a Stock Purchase Agreement (the “SPA) to acquire 266,667 shares of common stock of Natural Plant Extract of California Inc., a California corporation (“NPE”), representing 18.8% of the outstanding capital stock of NPE on a fully diluted basis. With the exception of the entry into the subject material definitive agreements, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons and Hymers. Under the terms of the SPA, the Registrant acquired all rights and responsibilities of the equity stake for a purchase price of Two Million Forty Thousand United States Dollars ($2,040,000) (the “Purchase Price”). Relative to the payment of the Purchase Price, the registrant agreed to: 1) pay Hymers Twenty Thousand United States Dollars ($20,000) each month for a period of twenty-seven (27) months, with the first payment commencing September 1, 2020 and the remaining payments due and payable on the first day of each subsequent month until Hymers has received Five Hundred Forty Thousand United Stated Dollars ($540,000), and 2) issue Hymers a convertible promissory note in the amount of One Million Five Hundred Thousand United States Dollars ($1,500,000) (the “Note”). The Note bears interest at ten percent (10%) per annum. The Holder shall have the right at any time six (6) months after the Issuance Date to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the note. Conversion Price shall be calculated as follows: 60% of the lowest Trading Price of the common shares during the ten (10) days preceding the date the Company receive a notice of conversion. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Registrant issue upon conversion of or otherwise pursuant to the note and the other notes issued more than the maximum number of shares of Common Stock that the Company can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded, which shall be 4.99% of the total shares outstanding at any time. A debt discount of $54,212 on the note payable at issuance was calculated based on the present value of the note using an implied interest rate of 10%. A debt discount of $270,886 was recognized. Accordingly, the Company recorded an initial value of its investment in NPE of $1,714,903. At the time the note becomes convertible, the Company will recognize a derivative liability at fair value related to the embedded conversion option at that time. Prior to these transactions, Robert Hymers III and Alan Tsai each sold equity interest representing a total of 18.8% of the outstanding equity interest of NPE to Edward Manolos, a Director and preferred stockholder of the Company in a private transaction. As a result of these two transactions, the Company beneficially controls approximately 37% of the equity of NPE. After this transaction, a venture capital company controls 40% of the equity interests in NPE, the Company, Alan Tsai and Edward Manolos each control 18.8% and one other entity controls 3.5%. As of November 30, 2021, the principal balance on the note payable to Mr. Hymers was $690,000 and accrued interest was $86,203. On February 11, 2022, the Company authorized and entered into an exchange agreement with Mr. Hymers to exchange the remaining $690,000 principal and $164,156 of accrued interest into a new $854,156 note (“exchange note”). The exchange note is convertible at a fixed price of $0.0025 per share and matures on February 11, 2023. During the nine months ended May 31, 2022, the lender converted principal of $62,500 into 25,000,000 shares of common stock As of May 31, 2022, the principal balance on the note payable to Mr. Hymers was $791,656 and accrued interest was $2,476.

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

As of August 31, 2021, the Company was in default of the $540,000 note payable to Robert Hymers. On January 3, 2021, the Company entered into a settlement agreement with Robert Hymers concerning five delinquent payments totaling $100,000, whereby 1,585,791 shares of common stock were issued in settlement of those payments. As of February 28, 2021, the Company missed five additionally $20,000 payments, and remains in default of this agreement. On June 11, 2021, the Company entered into an agreement with Robert Hymers. As of the date of the amendment, the Company owed Mr. Hymers $440,000. The parties agreed to exchange the Company’s obligations to make monthly payments under the stock purchase agreement for a Convertible Note for the same amount. The note matures on June 11, 2022, bears interest at 10% and is convertible into common stock of the Company at $0.004 per share, subject to standard anti-dilution provisions. During the nine months ended May 31, 2022, the lender converted principal of $78,760 into 36,543,860 shares of common stock. As of May 31, 2022, the carrying value of the note was $347,980, net of discount of $13,260, and accrued interest was $36,783.

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

At the issuance date of the convertible notes payable during the nine months ended May 31, 2022, the Company estimated the fair value of all embedded derivatives of $3,505,280 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 251% to 315%, (3) risk-free interest rate of 0.05% to 2.04%, and (4) expected life of 0.50 years to 1.0 years.

On May 31, 2022, the Company estimated the fair value of the embedded derivatives of $2,160,048 using the Black Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242%, (3) risk-free interest rate of 1.164% to 2.08%, and (4) expected life of 0.05 to 0.91 years.

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

As of May 31, 2022, the Company did not have any derivative instruments that were designated as hedges.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of May 31, 2022 and August 31, 2021:

	May 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,160,048	$—	$—	$2,160,048

	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$4,747,614	$—	$—	$4,747,614

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended May 31, 2022:

Balance, August 31, 2021	$4,747,614
Transfers in due to issuance of convertible promissory notes	3,505,280
Transfers out due to repayments of convertible promissory notes	(304,741)
Transfers out due to conversions of convertible promissory notes	(2,153,831)
Change in derivative liability for the nine months ended May 31, 2022	(3,634,274)

Balance, May 31, 2022	$2,160,048

The total impact to the Company’s consolidated statement of operations for the nine months ended May 31, 2022 was a gain of $3,634,274, representing the impact of retirement of derivative liabilities from payments on convertible promissory notes and the change in fair value of remaining derivative liabilities as of May 31, 2022.

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

Note 11. Commitments, Contingencies and Leases

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

By way of the recent acquisition of a controlling interesting Natural Plant Extract of California, the Company is a party to a lease on a building and property in Lynwood, California. The lease term ends on May 2028. The total base rent is $11,000 a month. The Company estimated the initial right of use asset and lease liability using an estimated incremental borrowing rate of 10%. The remaining lease payments as of May 31, 2022 are as follows:

Year ended August 31, 2022 (Three Months)	$33,000
Year ended August 31, 2023	132,000
Year ended August 31, 2024	132,000
Year ended August 31, 2025	132,000
Year ended August 31, 2026	132,000
Year ended August 31, 2027	132,000
Thereafter	77,000
Total lease payments	770,000
Amounts representing interest	(188,389)
Right of use liability, operating lease	$581,611

Operating lease expense for the three and nine months ended May 31, 2022 was $33,000 and $99,000, receptively. Operating lease expense for the three and nine months ended May 31, 2021 was $33,000 and $44,000, receptively.

Contingencies

On May 17, 2022, Redhawk Communities, Inc. filed suit against the Company in the Superior Court for the State of California, County of Los Angeles under case number 22CMUD00483. The nature of the action is for unlawful detainer of the Company’s property located at 1111 Wright Road, Lynwood, CA. The complaint alleges a material breach of the lease. The plaintiff Redhawk alleges that the Company subleased a portion of the property in violation of the lease. Plaintiff Redhawk elected to terminate the lease as a result. The Company has answered the complaint The action is currently in litigation and the parties are engaged in settlement negotiations. As of the date of this filing, there is no reasonable basis from which to form an estimate of any contingent liability to the Company or as to the ultimate disposition of this matter.

Note 12. Common Stock

As of May 31, 2022, there were 553,142,691 shares of Common Stock issued and outstanding.

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

On February 22, 2022, the Company received notices to exercise 24,804,305 warrants on a cashless basis resulting in the issuance of 23,300,000 shares of common stock.

On May 24, 2022, the Company amended its articles of incorporation to increase the number of authorized shares to 4,000,000,000.

During the nine months ended May 31, 2022, the Company issued 51,181,398 shares of common stock pursuant to the conversion of 367,750 shares of Series B Convertible Preferred stock, and accrued interest of $14,710.

During the nine months ended May 31, 2022, the Company issued 312,395,285 shares of common stock pursuant to the conversion of a total of $1,264,594 in principal and $76,569 in accrued interest and fees from lenders.

During the nine months ended May 31, 2022, the Company issued a total of 3,326,790 shares of common stock with a fair value of $89,374 to vendors for services rendered.

Note 13. Preferred Stock

There are 10,000,000 shares of preferred stock, par value $0.0001 per share, of the Company Preferred Stock in one or more series, and expressly authorized the Board of Directors of the Company. On December 16, 2019, the Board of Directors authorized the issuance of 8,000,000 preferred shares as “Series A Preferred Stock.” The Series A Preferred Stock is not convertible into any other form of Securities, including common shares, of the Company. Holders of Series A Preferred Stock shall be entitled to 50 votes for every Share of Series A Preferred Stock beneficially owned as of the record date for any shareholder vote or written consent. On May 28, 2020, Mr. Robert L. Hymers III, a former director and former chief financial officer, returned 2,000,000 Series A Preferred shares to the corporate treasury. As of May 31 2022, there were 6,000,000 Series A Preferred shares issued and outstanding.

On February 28, 2021, the Company designated 1,000,000 shares of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). The Series B Convertible Preferred Stock earns dividends at 8% per year, and is convertible into shares of common stock at a rate of 63% of the market price, based on the average of the two lowest trading prices during the previous 15 days. Additionally, the Series B Convertible Preferred Stock is mandatorily redeemable 16 months from the issuance date in cash. The Company entered into several agreements with an investor for a total of 367,750 shares of Series B Convertible Preferred Stock during the year ended August 31, 2021 for a total purchase amount of $367,750 with the Company receiving net proceeds of $350,000. During the nine months ended May 31, 2022, the Company sold an additional $341,000 shares of Series B Convertible Preferred stock for net cash proceeds of $317,600. In accordance with ASC 480-10, the Series B Convertible Preferred Stock is accounted for as a liability on the Company’s consolidated balance sheet based on the terms of the certificate of designation being more like a liability.

 Note 14. Subsequent Events

Subsequent to May 31, 2022, the Company sold 110,000,000 shares of MCOA for total gross proceeds before fees of $32,200.

On June 16, 2022, the Company entered into an agreement with an investor for 53,750 shares of Series B Convertible Preferred Stock for a total purchase amount of $53,750. In June 2022, the Company received proceeds of $48,000.

On June 17, 2022, the Company issued 7,352,941 common shares to Daniel Hooman Afari, and 7,352,941 common shares to Nicolas Bitzer pursuant to the joint venture agreement with Brand Packaging Factory, LLC, and doing business as Caliwanna, a California Limited Liability Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended May 31, 2022, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Caliwanna Joint Venture

On March 11, 2022, our subsidiaries Natural Plant Extract of California, Inc. (“NPE”), and Northern Lights Distribution (“NLD”), entered into a material definitive agreement with Brand Packaging Factory, LLC, doing business as “Caliwanna,” a California limited liability company, and Nicolas Bitzer and Daniel Afari (collectively, “Caliwanna”). Other than with respect to the material definitive agreement, no material relationship exists between the parties.

The parties agreed to form a joint venture operated through a Nevada corporation to be named “Caliwanna Cannabis Global, Inc.” The purpose of the Joint Venture is to engage in business operations related to the manufacturing, distribution, sales, and marketing of cannabis products as permitted under California laws, codes, regulations, and issued permits and licenses held by NPE and NLD. The term of the joint venture is perpetual. The firm will initially have a board of directors consisting of three members, two of which are appointed by the Registrant and one by Caliwanna. The board will appoint a general manager who will be responsible for the day-to-day operations of the joint venture.

The parties intend to market and sell both “Caliwanna” branded products, and other cannabis products developed for sale by the Registrant, NPE and NLD. Subject to the completion of preliminary steps including making changes to the Caliwanna web site and marketing a variety of the Registrant’s current cannabis products, the Registrant agreed to issue to Messrs. Bitzer and Afari a number of common shares each equal to $25,000 valued as of the closing price on the ninety first day after the closing of the material definitive agreement. One hundred and twenty days after the closing of the material definitive agreement, the Registrant will issue Messrs. Bitzer and Afari a number of common shares each equal to $25,000 valued as of the closing price on the one hundred and twentieth day after closing. Additional incentive shares of preferred stock are eligible to be issued based upon revenues booked and collected by the joint venture for both sales of the Caliwanna products and the Registrant’s cannabis products in subsequent quarters.

The joint venture may be dissolved by mutual decision of the parties, or by Caliwanna in its discretion, within nine months from the effective date, or by the occurrence of any event beyond the reasonable control of the joint venture, which prevents it from operations consistent with the purpose of the joint venture, or the joint venture is otherwise unable to carry out its purpose, and such event or condition cannot be corrected within a reasonable time, at a reasonable expense.

Lemon Glow Cultivation and Supply Agreement

On April 28, 2022, we entered into a material definitive agreement with Lemon Glow Company, Inc., a wholly owned subsidiary of Sugarmade, Inc. (OTC: "SGMD"). Other than with respect to the material definitive agreement, no material relationship exists between the parties.

Pursuant to a Cultivation and Supply Agreement, Lemon Glow agreed to cultivate licensed cannabis for the Company during the 2022 Spring outdoor season. We expect to utilize the cannabis for its manufacture and production of cannabis products to be distributed by its wholly owned subsidiary, Northern Lights Distribution. As consideration for the Cultivation and Supply Agreement, we issued Lemon Glow a convertible promissory note in the principal amount of $400,000. There is 8% interest. The maturity date is April 28, 2023. The outstanding principal and interest are convertible into the Registrant's common stock calculated at 75% of the average closing price of the Registrant's common shares during the ten (10) trading days prior to Lemon Glow's election to convert.

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

Management Services for Whisper Weed

On July 22, 2020, we signed a management agreement with Whisper Weed, Inc., a California corporation (“Whisper Weed”). Edward Manolos, our director, is a shareholder in Whisper Weed (see “Related Party Transactions”). Whisper Weed conducts licensed delivery of cannabis products in California. The material definitive agreement requires the parties to create a separate entity, CGI Whisper W, Inc. in California as a wholly owned subsidiary of the Company. The business of CGI Whisper W, Inc. will be to provide management services for the lawful delivery of cannabis in the State of California. The Company will manage CGI Whisper W, Inc. operations. In exchange for the Company providing management services to Whisper Weed through the auspices of CGI Whisper W, Inc., the Company will receive as consideration a quarterly fee of 51% of the net profits earned by Whisper Weed. As separate consideration for the transaction, the Company agreed to issue to Whisper Weed $150,000 in the Company’s restricted common stock, valued for purposes of issuance based on the average closing price of the Company’s common stock for the twenty days preceding the entry into the material definitive agreement. Additionally, the Company agreed to amend its articles of incorporation to designate a new class of preferred shares. The preferred class will be designated and issued to Whisper Weed in an amount equal to two times the quarterly payment made to the Company. The preferred shares will be convertible into the Company’s common stock after 6 months and shall be senior to other debts of the Company. The conversion to common stock will be based on a value of common stock equal to at least two times the actual sales for the previous 90 day period The Company agreed to include in the designation the obligation to make a single dividend payment to Whisper Weed equal to 90% of the initial quarterly net profits payable by Whisper Weed. As of May 31, 2022, the Company has not issued the common or preferred shares, and as of the date of this filing the business is in the development stage.

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

Employees

As of May 31, 2022, we have three employees, including Arman Tabatabaei, our chief executive officer and chief financial officer. The Company also relies on the services of multiple contractors and service providers that perform various R&D, operational and financial related services for the organization.

Results of Operations

For the Three months Ended May 31, 2022 and May 31, 2021

Company revenues for the quarterly financial period ending May 31, 2022, were $792,406 compared to $940,491 reported during the quarterly financial period ending May 31, 2021. The decrease was primarily attributable to certain individually significant distribution sales in the prior period that did not occur in the current period.

During the quarterly financial period ending May 31, 2022, cost of goods sold was $780,778 compared to $729,589 for the year earlier period. The increase was mainly attributable to higher input costs in the current period, and the prior period containing certain higher margin distribution sales that were one time transactions. While the quarterly financial period ending May 31, 2022 reports NPE related revenues, no such revenues and cost of goods sold were included during the quarterly financial period ending May 31, 2021,

During the quarterly financial period ending May 31, 2022, the Company decreased operating expense to $354,816 from $706,904 for the financial period ending May 31, 2021. These decreases were mainly attributable to higher fees for amortization expense related to final purchase price allocation on the NPE Acquisition, and lower professional fees. These increases were offset by decreases in general and administrative fees for the financial period ending May 31, 2022 compared to the financial period ending May 31, 2021, respectively.

Interest expenses for the quarterly financial period ending May 31, 2022 were $301,220 compared to $3,630,290 for the financial period ending May 31, 2021. The decrease was attributable to the prior period including charges related to the issuance of convertible debt with derivative liabilities in excess of the value of principal, and higher amortization of debt discount in the prior period.

The Company had a gain on derivative liabilities of $145,714 for the quarterly financial period ending May 31, 2022 compared to a gain of $1,410,329 for the quarterly financial period ending May 31, 2021.

During the quarterly financial period ending May 31, 2022, net loss was $505,925 compared to net loss of $2,715,963 for the financial period ending May 31, 2021. The decline in net loss in the current period was primarily due to the declines in interest expense.

The net loss financial period ending May 31, 2022, results in a loss per share of $0.00, compared to a loss of $0.04 per share during the same period one-year ago.

For the Nine months Ended May 31, 2022 and May 31, 2021

Company revenues for the quarterly financial period ending May 31 2022, were $1,989,358 compared to $970,717 reported during the quarterly financial period ending May 31, 2021. The increase was primarily attributable to several factors, including: 1) inclusion of consolidated revenues after acquiring a controlling position in Natural Plant Extract of California, Inc. in February 2021 2) reorganization of our distribution business and the signing of new customer accounts, and 3) beginning of contract manufacturing for cannabis products.

During the financial period ending May 31 2022, cost of goods sold was $2,004,642 compared to $737,542 for the year earlier period. The increase was mainly attributable the inclusion of consolidated revenues and associated costs of goods sold after acquiring a controlling position in Natural Plant Extract of California, Inc. in February 2021, and increased input costs. While quarterly financial period ending May 31, 2022 reports NPE related revenues, no such revenues and cost of goods sold were included during the quarterly financial period ending May 31, 2021,

During the financial period ending May 31, 2022, the Company increased operating expense to $1,627,880 from $1,585,866 for the financial period ending May 31, 2021. These increases were mainly attributable to higher fees for amortization expense related to final purchase price allocation and increase in professional fees associated with increased operations. These increases were offset by decreases in general and administrative fees for the financial period ending May 31, 2022 compared to the financial period ending May 31, 2021, respectively. The increase in general and administrative fees was primarily due to the reorganization of business activities after assuming control of NPE.

Interest expenses for the financial period ending May 31, 2022 were $4,044,453 compared to $6,336,773 for the financial period ending May 31, 2021. The decrease was attributable to the prior period including charges related to the issuance of convertible debt with derivative liabilities in excess of the value of principal, and higher amortization of debt discount in the prior period.

During the financial period ending May 31, 2022, net loss was $834,972 compared to net loss of $5,179,957 for the financial period ending May 31, 2021. The decline in net loss in the current period was primarily due lower interest expense, and the Company also recognized a gain on sale of investments of $53,736, a gain on acquisition of $454,768 and equity investment income of $934,867.

The net loss financial period ending May 31, 2022, results in a loss per share of $0.00, compared to a loss of $0.11 per share during the same period one-year ago.

Liquidity and Capital Resources

As of May 31, 2022 and August 31, 2021 our cash and cash equivalent balances were $253,368 and $30,813, respectively.

Our primary internal sources of liquidity during the nine months ended May 31, 2022 were provided by proceeds from the issuance of convertible notes payable, Series B Convertible preferred stock, and the sale of unregistered common shares of the Company as follows:

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

On April 21, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 12% convertible note with the principal amount of $200,000, with an accredited investor.

On April 28, 2022, the Company entered into a Securities Purchase Agreement in connection with the issuance of a 8% convertible note with the principal amount of $400,000, with an accredited investor.

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

On June 5, 2020, the Company entered into an Assignment and Amendment to Commercial Lease Agreement whereby it leased commercial property located at 11116 Wright Road, Los Angeles, CA 90262. The monthly rent is $11,000 per month. The lease terminates on June 30, 2022. The premises is used in connection with NPE’s operations including Cannabis delivery and operation in accordance with applicable city, county and California state law including, but not limited to, the state cannabis licensing and program rules and local ordinances (see Part II, Item 1, Legal Proceedings).

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

As of the quarter ended May 31, 2022, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of May 31, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 17, 2022, Redhawk Communities, Inc. filed suit against the Company in the Superior Court for the State of California, County of Los Angeles under case number 22CMUD00483. The nature of the action is for unlawful detainer of the Company’s property located at 1111 Wright Road, Lynwood, CA. The complaint alleges a material breach of the lease. The plaintiff Redhawk alleges that the Company subleased a portion of the property in violation of the lease. Plaintiff Redhawk elected to terminate the lease as a result. The Company has answered the complaint The action is currently in litigation and the parties are engaged in settlement negotiations. As of the date of this filing, there is no reasonable basis from which to form an estimate of any contingent liability to the Company or as to the ultimate disposition of this matter.

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

On April 28, 2022, the Company sold 63,500 Preferred Series B shares to an accredited investor, realizing gross proceeds of $63,500, and the agreement was accounted for as a liability based on the terms of the Preferred Series B designation. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the preferred Series B shares.

On June 17, 2022, the Company issued 7,352,941 common shares to Daniel Hooman Afari, and 7,352,941 common shares to Nicolas Bitzer pursuant to the joint venture agreement with Brand Packaging Factory, LLC, and doing business as Caliwanna, a California Limited Liability Company. The shares were unregistered and sold in reliance upon Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. There was no general solicitation in connection with the offer or sale of the common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Corporate Documents Section

3	Certificate of Incorporation	Incorporated by reference to the Company’s Form S-1 filed on August 26, 2019.

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form S-1 filed on June 5, 2020

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form 8-K filed on June 23, 2021

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form 8-K filed October 19, 2021

3i	Amendment to Certificate Incorporation	Incorporated by reference from the Company’s Form 8-K filed January 12, 2022

3i	Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Form 8-K filed May 31, 2022

3.ii	By Laws	Incorporated by reference from the Company’s Form S-1/A filed on September 9, 2019

10.1	Distribution Agreement	Incorporated by reference from the Company’s Form 8-K filed November 12, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

101.INS	iXBRL Instance Document	Filed Herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.SCH	iXBRL Taxonomy Extension Schema	Filed Herewith

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 20, 2022

Cannabis Global, Inc.

By:	/s/ Arman Tabatabaei
Arman Tabatabaei President, Chief Executive Officer, Chief Financial Officer, Director

